Form 10-Q
period 2023-06-30
ACELYRIN, Inc.
filed 2023-08-14
CIK 1962918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of Registrant’s common stock issued and outstanding as of August 10, 2023, was 97,240,419.

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
•our expectations regarding the impact of the COVID-19 pandemic, geopolitical conflicts and economic uncertainty, including rising interest rates and inflation on our business and operations, including clinical trials, contract manufacturing organizations (“CMOs”), collaborators, contract research organizations (“CROs”) and employees; and

•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
ACELYRIN, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$556,169	$267,110
Short-term marketable securities	266,821	47,510
Prepaid expenses and other current assets	6,802	1,444
Total current assets	829,792	316,064
Prepaid expenses and other assets, non-current	2,077	3,859
Operating lease, right-of-use asset	1,285	-
Property, plant and equipment, net	1,972	-
Total assets	$835,126	$319,923

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$9,127	$5,947
Accrued research and development expenses	18,255	5,717
Accrued compensation and other current liabilities	3,078	4,237
Severance liability	2,291	-
Total current liabilities	32,751	15,901
Derivative tranche liability	-	10,291
Operating lease liability, non-current	1,309	-
Total liabilities	34,060	26,192

Commitments and contingencies (Note 8)
Redeemable convertible preferred shares, no par value; no shares authorized, issued and outstanding as of June 30, 2023; 104,461,636 shares authorized as of December 31, 2022; par value of $0.00001 per share; 40,743,522 shares issued and outstanding as of December 31, 2022; aggregate liquidation preference $408,000 as of December 31, 2022	-	396,593
Stockholders’ equity (deficit)
Preferred stock, 10,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding at June 30, 2023; no shares authorized, issued, and outstanding at December 31, 2022	-	-
Common stock, par value of $0.00001 per share; 790,000,000 and 229,461,636 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 97,199,849 and 2,767,359 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	-
Additional paid-in capital	1,110,588	4,302
Accumulated other comprehensive income (loss)	44	(86)
Accumulated deficit	(309,567)	(107,078)
Total stockholders' equity (deficit)	801,066	(102,862)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$835,126	$319,923
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$30,030	$12,710	$197,950	$25,713
General and administrative	12,666	2,176	24,579	5,258
Total operating expenses	42,696	14,886	222,529	30,971
Loss from operations	(42,696)	(14,886)	(222,529)	(30,971)
Change in fair value of derivative tranche liability	10,144	-	10,291	-
Interest income	6,685	413	9,984	413
Other expense, net	(172)	(1)	(235)	(1)
Net loss	$(26,039)	$(14,474)	$(202,489)	$(30,559)
Other comprehensive gain (loss)
Unrealized gain (loss) on short-term marketable securities, net	44	(138)	130	(138)
Total other comprehensive gain (loss)	$44	$(138)	$130	$(138)
Net loss and other comprehensive loss	$(25,995)	$(14,612)	$(202,359)	$(30,697)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(9.12)	$(4.71)	$(24.54)
Weighted-average common shares outstanding, basic and diluted	65,210,117	1,587,471	42,974,640	1,245,300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	40,743,522	$396,593	2,767,359	$—	$4,302	$(107,078)	$(86)	$(102,862)
Issuance of common stock in connection with ValenzaBio acquisition (Note 3)	—	—	18,885,731		128,735	—	—	128,735
Stock-based compensation expense	—	—	—	—	7,139	—	—	7,139
Net loss	—	—	—	—	—	(176,450)	—	(176,450)
Unrealized gain on short-term marketable securities, net	—	—	—	—	—	—	86	86
Balance at March 31, 2023	40,743,522	396,593	21,653,090	—	140,176	(283,528)	—	(143,352)
Issuance of common stock upon initial public offering, net of underwriting discounts commissions and issuance costs of $47,354	—	—	34,500,000	—	573,644	—	—	573,644
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(40,743,522)	(396,593)	40,743,522	1	396,592	—	—	396,593
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	—	—	303,237	—	(8,325)	—	—	(8,325)
Stock-based compensation expense	—	—	—	—	8,501	—	—	8,501
Net loss	—	—	—	—	—	(26,039)	—	(26,039)
Unrealized gain on short-term marketable securities, net	—	—	—	—	—	—	44	44
Balance at June 30, 2023	—	$—	97,199,849	$1	$1,110,588	$(309,567)	$44	$801,066

Balance at December 31, 2021	16,285,718	$132,620	2,860,032	$—	$250	$(42,306)	$—	$(42,056)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $26	12,228,923	124,974	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	498,940	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,610	—	—	1,610
Net loss	—	—	—	—	—	(16,085)	—	(16,085)
Balance at March 31, 2022	28,514,641	257,594	3,358,972	—	1,860	(58,391)	—	(56,531)
Stock-based compensation expense	—	—	—	—	369	—	—	369
Net loss	—	—	—	—	—	(14,474)	—	(14,474)
Unrealized losses on short-term marketable securities	—	—	—	—	—	—	(138)	(138)
Balance at June 30, 2022	28,514,641	$257,594	3,358,972	$-	$2,229	$(72,865)	$(138)	$(70,774)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(202,489)	$(30,559)
Adjustments to reconcile net loss to net cash used in operations:
Expense related to acquired in-process research and development assets	133,057	-
Stock-based compensation expense	15,640	1,979
Net amortization of premiums and accretion of discounts on marketable securities	(911)	62
Change in fair value of derivative tranche liability	(10,291)	-
Depreciation and amortization expense	27	-
Non-cash lease expense	15	-
Changes in assets and liabilities:
Prepaid expense and other current assets	(3,246)	(2,382)
Prepaid expenses and other assets, non-current	2,129	—
Accounts payable	1,120	1,615
Accrued research and development expenses	7,733	514
Accrued compensation and other current liabilities	(2,064)	105
Operating lease liability	40	-
Severance liability	2,291	-
Net cash used in operating activities	(56,949)	(28,666)
Cash flows from investing activities
ValenzaBio assets acquisition, cash acquired net of acquisition costs	10,007	-
Cash paid to acquire in-process research and development assets	(10,000)	-
Purchase of marketable securities	(266,112)	(107,124)
Proceeds from maturities of short-term marketable securities	47,773	4,530
Purchase of property, plant and equipment	(1,999)	-
Net cash used in investing activities	(220,331)	(102,594)
Cash flows from financing activities
Issuance of common stock upon initial public offering, net of commissions and issuance costs	574,664	—
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	-	124,974
Taxes paid related to net share settlement of restricted stock units	(8,325)	-
Net cash provided by financing activities	566,339	124,974
Net increase (decrease) in cash and cash equivalents	289,059	(6,286)
Cash and cash equivalents at beginning of period	267,110	102,242
Cash and cash equivalent at end of period	$556,169	$95,956

Supplemental disclosure of cash flow information:
Conversion of 40,743,522 redeemable convertible preferred stock upon the closing of initial public offering	$396,593	$—
Common stock issued in connection with ValenzaBio acquisition	$128,735	$—
Right-of-use assets obtained in exchange for operating lease liability	$1,348	$—
Initial public offering costs included in accounts payable	$530	$—
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
Initial Public Offering
On May 4, 2023, the Company’s Form S-1 Registration Statement for its initial public offering (the “IPO”) was declared effective, and on May 9, 2023, the Company closed its IPO and issued 34,500,000 shares of common stock at a price to the public of $18.00 per share, including 4,500,000 shares issued upon the exercise of underwriters’ option to purchase additional shares of common stock. The Company received gross proceeds of $621.0 million. Net proceeds were approximately $573.6 million, after deducting underwriting discounts and commissions and offering costs of $47.4 million. The common stock began trading on the Nasdaq Global Select Market on May 5, 2023, under the symbol “SLRN”.
Immediately prior to the IPO closing, each share of the Company’s redeemable convertible preferred stock then outstanding converted into an equivalent number of shares of Class A Common Stock, and thereafter each share of Class A Common Stock then issued and outstanding was reclassified and became one share of the Company’s common stock.
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. During the six months ended June 30, 2023 and 2022, the Company incurred net losses of $202.5 million and $30.6 million, respectively. The net loss of $202.5 million in the six months ended June 30, 2023 includes $123.1 million of expenses related to acquired in-process research and development assets without alternative future use and $10.0 million license fee payment to Pierre Fabre incurred in connection with the ValenzaBio acquisition. As of June 30, 2023, the Company had an accumulated deficit of $309.6 million. Cash used in operating activities was $56.9 million and $28.7 million for the six months ended June 30, 2023 and 2022, respectively.

The Company has historically financed its operations primarily through the sale of shares of its redeemable convertible preferred stock in private placements and the sale of shares of its common stock in its IPO. As of June 30, 2023, the Company had cash and cash equivalents and short-term marketable securities of $823.0 million. The Company does not have any products approved for sale and has not generated any revenue from product sales to date. The Company expects to continue to incur significant and increasing expenses and substantial losses for the foreseeable future as it continues its development of and seeks regulatory approvals for its product candidates and commercializes any approved products, seeks to expand its product pipeline and invests in its organization. The Company’s ability to achieve and sustain profitability will depend on its ability to successfully develop, obtain regulatory approval for and commercialize its product candidates. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Management expects that its cash and cash equivalents and short-term marketable securities will be sufficient to fund its current operating plan and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in Note 2 to the consolidated financial statements for the years ended December 31, 2022 and 2021 included in the Company’s final prospectus for the IPO (“Final Prospectus”) filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2023.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.
The accompanying financial statements are consolidated and include the accounts of ACELRYIN, INC. and its wholly owned subsidiary, WH2, LLC (the legal successor to ValenzaBio). The subsidiary has not had any operations or any balances from its inception.
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in the Final Prospectus filed with the SEC on May 5, 2023. The information as of December 31, 2022, included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.
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
Concentration of Credit Risk
Cash and cash equivalents, and short-term marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. As of June 30, 2023, cash consists of cash deposited with two financial institutions, and account balances exceed federally insured limits.
The Company also has investments in money market funds, U.S. Treasury obligations, corporate debt obligations, and federal agency obligations, which can be subject to certain credit risks. The Company mitigates the risks by investing in high-grade financial instruments, limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any losses on its financial instruments.
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
Operating lease ROU assets are adjusted for (i) payments made at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. As the implicit rate for the operating leases are not determinable, the Company determines its IBR based on the information available at the applicable lease commencement date. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably certain the Company will exercise any option to extend the contract.
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
The Company noted no recently issued accounting pronouncements that will impact its condensed consolidated financial statements. No new accounting pronouncements were adopted during the six months ended June 30, 2023.

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
As consideration, the Company issued 18,885,731 shares of its Class A Common Stock to ValenzaBio stockholders, of which 2,013,673 are being held by Seller LLC for any post-acquisition costs and general indemnities for 12 months from the Closing Date (“Holdback Release Date”), and paid $7,663 in cash to one non-accredited investor. Additionally, $0.1 million is payable in cash to Seller LLC to cover Seller LLC’s fees and expenses related to the Acquisition, with any unused amount to be released to ValenzaBio stockholders as soon as practicable following the completion of Seller LLC’s responsibilities. The Company also incurred $1.2 million of acquisition-related costs that were included in the total consideration and capitalized to assets acquired.
The Company assumed options of certain ValenzaBio option holders who entered into consulting agreements with the Company, which became options for the purchase of an aggregate of 1,249,811 shares of the Company’s Class A Common Stock upon the closing of the Acquisition on January 4, 2023. The assumed options vested in full on March 31, 2023. Each assumed option is exercisable until the earlier of (i) 12 months following the termination of the option holder’s continuous service with the Company, or (ii) the original expiration date of such assumed option.
Outstanding ValenzaBio shares were exchanged into shares of the Company’s Class A Common Stock and the options described above assumed at an exchange ratio of 0.8027010-for-one.
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

In-process research and development (“IPR&D) assets were related to acquired product candidates: lonigutamab in clinical trials and SLRN-517 in preclinical development. The fair value of in-process research and development assets was based on the present value of future discounted cash flows, which was based on significant estimates. These estimates included the number of potential patients and market prices of future product candidates, costs required to conduct clinical trials, future milestones and royalties payable under acquired license agreements, costs to receive regulatory approval and potentially commercialize product candidates, as well as estimates for probability of success and the discount rate. The estimated fair values of lonigutamab and SLRN-517 assets were $114.8 million and $8.2 million, respectively. The Company concluded that acquired assets do not have an alternative future use and recognized the full amount of $123.1 million as research and development expenses in the condensed consolidated statement of operations and comprehensive loss in January 2023.
There are a number of additional obligations under the Merger Agreement that are separate from the assets and liabilities acquired, including the following:
Assumed options. The assumed options, discussed above, did not have substantive service requirement, and were accounted as a separate transaction from the Acquisition. The fair values of assumed options of $3.1 million and $1.8 million was expensed as research and development and general and administrative expenses, respectively, in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31,2023.
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
As of June 30, 2023, severance payments obligations in the amount of $2.3 million were included in the condensed consolidated balance sheet. The accretion of severance payments obligations of $0.1 million and less than $0.1 million were included in research and development and general and administrative expenses, respectively, in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2023. The accretion of severance payments obligations was less than $0.1 million for the three months ended June 30, 2023.
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
Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. The Company had no Level 3 financial assets or liabilities as of June 30, 2023. The derivative tranche liability related to the Series C financing second tranche closing (Note 10) was a Level 3 financial liability as of December 31, 2022.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2023
As of June 30, 2023:	Total	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$303,452	$303,452	$-	$-
U.S. Treasury obligations ($148,302 included in cash and cash equivalents)	$377,225	—	377,225	—
Corporate debt obligations ($48,653 included in cash and cash equivalents)	$68,578	—	68,578	—
Federal agency obligations ($32,624 included in cash and cash equivalents)	$50,597	—	50,597	—
Total fair value of assets	$799,852	$303,452	$496,400	$-

	Fair Value Measurements as of December 31, 2022
As of December 31, 2022:	Total	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$238,223	$238,223	$-	$-
U.S. Government bonds	25,459	-	25,459	-
U.S. Treasury bills	11,404	11,404	-	-
Corporate debt obligations	2,141	-	2,141	-
Federal agency obligations	8,506	-	8,506	-
Total fair value of assets	$285,733	$249,627	$36,106	$-

Liabilities:
Derivative tranche liability	$10,291	$-	$-	$10,291
Total fair value of liabilities	$10,291	$-	$-	$10,291

Classified as:	June 30, 2023	December 31, 2022
Cash and cash equivalents	$533,031	$238,223
Short-term marketable securities	266,821	47,510
Total cash equivalents and marketable securities	$799,852	$285,733
The following table sets forth the changes in the fair value of Level 3 liabilities (in thousands):

Derivative Tranche Liability
Balance as of December 31, 2022	$10,291
Change in fair value	(10,291)
Balance as of June 30, 2023	$—
The fair value of the derivative tranche liability has been estimated using a probability weighted model. Upon the closing of the IPO, on May 9, 2023, the derivative tranche liability was remeasured at fair value based on its intrinsic value and it was terminated. Intrinsic value was calculated as a difference between the IPO price of $18.00 per share and $12.2661, the Series C second tranche closing per share purchase price. The fair value of the derivative tranche liability upon the closing of the IPO was determined to be zero and the Series C Second Tranche Closing was terminated. The following significant assumptions were used to estimate fair value of the derivative tranche liability as of December 31, 2022:

December 31, 2022
Probability of achieving specified conditions	80%
Fair value of Series C preferred stock share	$12.2661
Discount rate	25%
5. Available-For-Sale Marketable Securities
The following tables summarize the estimated fair value of the Company’s available-for-sale marketable securities as of June 30, 2023 and December 31, 2022 (in thousands):

As of June 30, 2023:	Total Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Total Estimated Fair Value

Money market funds (included in cash and cash equivalents)	$303,452	$-	$-	$303,452
U.S. Treasury obligations ($148,302 included in cash and cash equivalents)	377,152	75	(2)	377,225
Corporate debt obligations ($48,653 included in cash and cash equivalents)	68,615	—	(37)	68,578
Federal agency obligations ($32,624 included in cash and cash equivalents)	50,589	12	(4)	50,597
Total available for sale marketable securities	$799,808	$87	$(43)	$799,852

As of December 31, 2022:	Total Amortized Cost	Total Unrealized Loss (1)	Total Estimated Fair Value

Money market funds (included in cash and cash equivalents)	$238,223	$-	$238,223
U.S. Government bonds	25,506	(47)	25,459
U.S. Treasury obligations	11,430	(26)	11,404
Corporate debt obligations	2,145	(4)	2,141
Federal agency obligations	8,515	(9)	8,506
Total available for sale marketable securities	$285,819	$(86)	$285,733
(1)The Company did not have any gross unrealized gains as of December 31, 2022.

As of June 30, 2023 and December 31, 2022, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the six months ended June 30, 2023 and for the year ended December 31, 2022, the Company did not recognize any impairment losses on its investments.
The Company presents accrued interest receivable related to the available-for-sale marketable securities in prepaid expenses and other current assets, separate from short-term investments in the condensed consolidated balance sheet. As of each of June 30, 2023 and December 31, 2022, accrued interest receivable was $0.1 million. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. The Company has not written off any accrued interest receivables for the three and six months ended June 30, 2023.
6. Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid research and development expenses	$3,652	$682
Prepaid insurance and other current assets	2,325	86
Prepaid other services	746	288
Interest receivable	79	138
Research and development credit receivable	-	250
Total	$6,802	$1,444
Prepaid expenses and other assets, non-current
Other non-current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid research and development expenses, non-current	$2,043	$1,964
Security deposits	34	—
Deferred IPO offering costs	—	774
Acquisition transaction costs	-	1,121
Total	$2,077	$3,859

Property, plant and equipment
Property, plant and equipment consisted of the following as of June 30, 2023 (in thousands):

June 30, 2023
Construction in progress	$1,432
Furniture and fixtures	257
Computer and other equipment	220
Leasehold improvements	90
Total property, plant and equipment, gross	1,999
Less: accumulated depreciation and amortization	(27)
Property, plant and equipment, net	$1,972
There was no property, plant and equipment balance as of December 31, 2022.
Accrued compensation and other current liabilities
Accrued compensation and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$2,205	$3,068
Accrued professional services fees (1)	426	808
Other accrued expenses and current liabilities	447	361
Total	$3,078	$4,237
(1)IPO offering costs included in accrued liabilities were zero and $0.2 million as of June 30, 2023 and December 31, 2022, respectively.
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
The acquisition of the exclusive license was accounted for as an in-process research and development asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $25.0 million was recorded as research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Milestone payments are contingent consideration and are accrued when contingent events occur and achievement of milestones is probable. Royalties will be recognized as cost of sales when products are sold and royalties are payable. No milestone or royalties were probable and estimable as of June 30, 2023 and December 31, 2022.
Pierre Fabre License and Commercialization Agreement
Upon the closing of the Acquisition, the Company became the successor to ValenzaBio’s rights under the March 25, 2021 license and commercialization agreement between ValenzaBio and Pierre Fabre, as amended (the “Pierre Fabre Agreement”). The Company received certain exclusive worldwide licenses, with the right to sublicense, to certain patents, know-how and other intellectual property to develop, manufacture, use and commercialize lonigutamab for non-oncology therapeutic indications. The license from Pierre Fabre extends to any product containing lonigutamab (excluding any fragments or derivatives) as its sole active ingredient (each, a “PF Licensed Product”). The Pierre Fabre Agreement prohibits the Company from using the licensed intellectual property in any antibody drug conjugate, multi-specific antibodies or any other derivatives of lonigutamab.
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
As of June 30, 2023, no milestones were probable and accrued in the condensed consolidated balance sheet. The payment of $10.0 million for additional license fees was recorded as research and development expenses in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2023.
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
As of June 30, 2023, no milestones were probable and accrued in the condensed consolidated balance sheet.
8. Commitments and Contingent Liabilities
License Agreements
The Company is required to pay certain milestones upon the achievement of specific development and regulatory events, upon products’ commercialization and products’ royalties under its license agreements, including its agreements with Affibody, Pierre Fabre, Novelty Nobility and other non-exclusive license agreements. None of the milestones were achieved or probable, all products were in development, as such, no milestones or royalties were accrued in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
Research and Development Agreements
The Company enters into various agreements in the ordinary course of business, such as those with suppliers, contract research organizations, contract manufacturing organizations, and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. As of June 30, 2023, and December 31, 2022, there were no amounts accrued related to termination and cancellation charges in the consolidated balance sheets, as the Company has not determined cancellation to be probable.
Lease
In January 2023, the Company entered into a lease agreement to rent approximately 10,012 square feet of office space in Agoura Hills, California. The term of the lease is 65 months with an option to extend it for an additional three years. Monthly rent payments are approximately $30,500, subject to an annual 3.0% increase and six months rental abatement during the first year. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In connection with the lease agreement, the Company made a security deposit of $34,000, that is included in prepaid expenses and other assets, non-current in the condensed consolidated balance sheet as of June 30, 2023.
As of the lease commencement date the Company recorded $1.3 million as right-of-use (“ROU”) asset and operating lease liability, non-current, in the condensed consolidated balance sheet.
Operating lease costs were less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively, and were recorded in general and administrative expenses and research and development expenses in the condensed consolidated statements of operations and comprehensive loss.
The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of June 30, 2023 (in thousands):

2023 (remainder of the year)	$31
2024	375
2025	386
2026	398
2027	409
Thereafter	280
Total future lease payments	1,879
Less imputed interest	(518)
Total operating lease liability balance	1,361
Less current portion of lease liability (included in Accrued compensation and other current liabilities)	(52)
Operating lease liability, non-current	$1,309
The weighted-average remaining lease term was 62 months and the weighted-average discount rate was 12%.
Cash paid for amounts included in the measurement of lease liabilities was less than $0.1 million.
Legal Contingencies
From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Management is not aware of any legal matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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
On May 9, 2023, the IPO closing date, each share of the Company’s redeemable convertible preferred stock then issued and outstanding automatically converted into one share of the Company’s Class A Common Stock, thereafter each share of Class A Common Stock then issued and outstanding was reclassified and became one share of common stock and the Series C Second Tranche Closing was terminated.
The authorized, issued, and outstanding shares of the Company’s convertible preferred stock and liquidation preferences as of December 31, 2022 were as follows (in thousands, except for share amounts):

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
The significant rights, preferences and privileges of the Company’s redeemable convertible preferred stock were as follows:
Dividends — The holders of Series A Stock, Series B Stock and Series C Stock were entitled to receive noncumulative dividends at the rate of 8% of the original issue price per share, when, as and if declared by the Board. No dividends were declared and payable for the six months ended June 30, 2023 and 2022.
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
For as long shares of redeemable convertible preferred stock remained outstanding, Series A stockholders, Series B stockholders and Series C stockholders, voting as a separate class, were entitled to elect Series A, Series B and Series C members of the Board and had certain protective provisions, as defined in the then-current certificate of incorporation. The holders of redeemable convertible preferred stock and Class A Common Stock, voting together as a single class on an as-converted basis, were entitled to elect three mutual directors.
Redemption — The redeemable convertible preferred stock is recorded in mezzanine equity because while it is not mandatorily redeemable, it will become redeemable at the option of the preferred stockholders upon the occurrence of certain deemed liquidation events that are considered not solely within the Company’s control.
10. Derivative Tranche Liability
In connection with the Series C First Tranche Closing, prior to the IPO closing, the Company had an obligation to sell, and investors of the Series C First Tranche Closing had an obligation to purchase, an additional 12,228,881 shares of Series C redeemable convertible preferred stock at $12.2661 per share on June 30, 2023. The obligation of each investor to purchase shares at the Series C Second Tranche Closing were subject to the fulfillment, on or before such closing, of certain conditions including not closing the Company’s first underwritten public offering of its Class A Common Stock under the Securities Act or the closing of a direct listing prior to June 30, 2023. The Series C Second Tranche Closing was terminated at the IPO closing, on May 9, 2023.
Prior to May 9, 2023, the obligation to issue and purchase shares was concluded to be a forward contract derivative liability and was measured at fair value using a probability weighted model at the issuance date. The initial fair value of the forward contract was $10.8 million and was recorded as a derivative tranche liability. The Company used the following assumptions to estimate the liability as of the issuance date: probability of achieving milestone of 90%; expected term equals the contractual term from September 2022 until June 2023; Series C preferred stock fair value of $12.2661; and a discount rate of 25%.
Following the termination of the Series C Second Tranche Closing at the closing of the IPO the Company recognized a gain on change in fair value of the derivative tranche liability in the amount of $10.1 million and $10.3 million in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023, respectively.
11. Common Stock
On May 9, 2023, immediately prior to the IPO closing, each share of the Company’s Class A Common Stock then issued and outstanding was reclassified and became one share of the Company’s common stock. As of June 30, 2023 and December 31, 2022, there were no shares of Class B Common Stock outstanding.

As of June 30, 2023 and December 31, 2022, the Company’s common stock reserved for future issuance was as follows:

	June 30,	December 31,
	2023	2022
Shares available for future grants under Equity Incentive Plan	10,058,633	1,570,353
Outstanding stock options	8,051,662	5,036,946
Options assumed upon ValenzaBio acquisition	1,249,811	—
ESPP Shares available for future grants	900,000	—
Outstanding restricted stock units	466,797	1,107,213
Redeemable convertible preferred stock	—	40,743,522
Total shares reserved for future issuance	20,726,903	48,458,034
Founders’ Common Stock
On the IPO closing date, according to the terms of the restated certificate of incorporation, each share of the founders’ Class A Common Stock issued and outstanding was reclassified and became one share of the Company’s common stock; no vesting or other terms were modified.
In July 2020, the Company issued 2,839,749 shares of its common stock to founders at a price of $0.00002 per share. The issuance price was the estimated fair value of the shares as the shares were issued at inception and no intellectual property was contributed by the founders. The founders have voting rights and rights to receive dividends regardless of the vesting of the shares. Issued shares vest monthly over 48 months, as founders continue providing services to the Company. The Company has the right to repurchase unvested shares at the price paid by the founders if services are terminated. Stock-based compensation expense was minimal for these shares. In December 2022, the Company repurchased 591,613 restricted common shares at the original purchase price that were unvested as of the date of repurchase in connection with one founder’s resignation. As of June 30, 2023 and December 31, 2022, 384,547 and 562,032 shares were unvested, respectively. During the three and six months ended June 30, 2023, 88,743 and 177,485 founders’ shares vested, respectively.
12. Equity Incentive Plans
In April 2023, the Company’s board of directors adopted, and stockholders approved, the 2023 Equity Incentive Plan (the “2023 Plan”) that became effective on May 4, 2023. The Company reserved 12,000,000 new shares of common stock for issuance under the 2023 Plan. In addition, 6,920,846 shares issued and outstanding under the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”), may be added to the 2023 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2023 Plan also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2024 and ending on January 1, 2033, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of stock as determined by the Company’s board of directors. No more than 56,762,538 shares of stock may be issued upon the exercise of incentive stock options under the 2023 Plan. The Company may grant incentive stock options, nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), performance awards and other awards to the Company’s officers, employees, directors and consultants. Options under the 2023 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the common stock on the date of grant and usually vest over four years. The exercise price of an option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under our 2023 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. The 2023 Plan is the successor to and continuation of the 2020 Plan and no additional awards may be granted under the 2020 Plan. All outstanding awards granted under the 2020 Plan will remain subject to the terms of the 2020 Plan. The 2020 Plan provided for the grant of incentive stock options, nonstatutory stock options, RSUs and RSAs to the Company’s officers, employees, directors and consultants. As of June 30, 2023, 10,058,633 shares of the Company’s common stock were reserved for issuance under the 2023 Plan.

In April 2023, the Company’s board of directors and stockholders adopted the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 4, 2023. The ESPP authorized issuance of up to 900,000 shares of common stock. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase and offering consecutive periods. The aggregate number of shares reserved for sale under the 2023 ESPP will increase automatically on January 1 for a period of up to 10 calendar years, commencing on January 1, 2024, by the number of shares equal to the lesser of 1% of the Company's total outstanding shares of common stock on the immediately preceding December 31st, and 2,700,000 shares or a lesser number of shares as may be determined by the board of directors.
Stock Options
Stock options issued under the 2020 Plan and 2023 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements and the Company’s severance policies.
A summary of option activity under the 2020 Plan and 2023 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,036,946	$4.7872	9.5	$5,488
Options granted	3,055,233	$15.8846
Options forfeited	(40,517)	5.8766
Outstanding at June 30, 2023	8,051,662	$8.9926	9.3	$95,874
Exercisable at June 30, 2023	888,156	$3.4157	8.6	$15,528
Vested and expected to vest at June 30, 2023	8,051,662	$8.9926	9.3	$95,874
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at June 30, 2023 and December 31, 2022. Fair value of shares vested during the three and six months ended June 30, 2023 was $0.8 million and $1.8 million, respectively. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2023 was $13.18 and $11.89, respectively. No options were exercised during the six months ended June 30, 2023.
ValenzaBio 2020 Stock Option Plan
On January 4, 2023, in connection with the Acquisition, the Company assumed the ValenzaBio 2020 Stock Option Plan and options to issue 1,249,811 shares of the Company’s Class A Common Stock to ValenzaBio option holders, who entered into consulting agreements with the Company. The weighted-average exercise price of assumed options was $3.6736 per share.
Under the terms of the Merger Agreement, the assumed options vested in full on March 31, 2023. No options were exercised for the three and six months ended June 30, 2023.
The Company recognized the full amount of stock-based compensation expense of $4.9 million, including $3.1 million as research and development expenses and $1.8 million as general administrative expenses, related to assumed options in the condensed consolidated statement of operations for the six months ended June 30, 2023.
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
On May 9, 2023, the IPO closing date, 640,416 RSUs vested and the Company recognized $5.5 million stock-based compensation expense. The Company issued 303,237 shares and withheld 337,179 shares to satisfy tax withholding obligations of $8.3 million paid upon the RSU settlement. 466,797 RSUs remained unvested as of June 30, 2023.
2023 Employee Stock Purchase Plan
The first purchase period commenced on June 15, 2023 and will end on December 14, 2023. The Company recorded less than $0.1 million in accrued liabilities as of June 30, 2023.
Stock-Based Compensation Expense
The Company uses the Black-Scholes valuation model and made the following assumptions to estimate fair value of each option at the grant date for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022

Expected volatility	75.30% - 91.92%	99.99% - 100.33%	75.30% - 92.20%	99.99% - 102.81%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.77 – 6.08 years	5.96 – 6.08 years	5.77 - 6.08 years	5.90 - 6.08 years
Risk-free interest rate	3.30% - 3.47%	3.25% - 3.26%	3.30% - 4.12%	1.69% - 3.26%
The following table presents the classification of stock-based compensation expense related to awards granted under its equity incentive plans (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$7,176	$111	$10,550	$1,481
Research and development expenses	1,325	258	5,090	498
Total stock-based compensation expense	$8,501	$369	$15,640	$1,979
The stock-based compensation expense relates to the following equity-based awards:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Restricted stock units	$5,539	$—	$5,539	$—
Stock options	2,946	369	10,008	674
ESPP	16	—	16	—
Restricted stock awards	—	—	77	1,305
Total stock-based compensation expense	$8,501	$369	$15,640	$1,979
The Company recognized $4.9 million stock-based compensation expense related to assumed ValenzaBio options and $0.9 million related to unvested options and RSAs net-settled at the closing of the Acquisition. As of June 30, 2023, there was $50.1 million of unrecognized stock-based compensation expense related to granted stock options, which is expected to be recognized over a weighted-average period of 3.58 years. As of June 30, 2023, there was $2.5 million of unrecognized stock-based compensation expense related to RSUs which will be recognized over the remaining vesting term through December 2026.
13. Related Party Transactions
During the six months ended June 30, 2022, the Company reimbursed one of its investors $10,000 for Series B Stock issuance costs.

14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(26,039)	$(14,474)	$(202,489)	$(30,559)
Denominator:
Weighted average common shares outstanding	65,652,851	3,358,972	43,461,494	3,222,765
Less: Weighted-average common shares subject to repurchase	(442,734)	(1,771,501)	(486,854)	(1,977,465)
Weighted-average common shares outstanding, basic and diluted	65,210,117	1,587,471	42,974,640	1,245,300
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(9.12)	$(4.71)	$(24.54)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2023	2022
Outstanding options to purchase common stock	8,051,662	2,233,069
Outstanding options to purchase common stock assumed upon the ValenzaBio acquisition	1,249,811	0
Unvested RSUs outstanding	466,797	451,247
Common stock subject to repurchase	384,547	1,655,127
Redeemable convertible preferred stock	0	28,514,641
Total	10,152,817	32,854,084
15. Income Taxes
For the three and six months ended June 30, 2023 and 2022, the Company did not record an income tax provision. The Company continues to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
16. Subsequent Events
Lease
In July 2023, the Company entered into a lease agreement to rent approximately 22,365 square feet of office space in South San Francisco with the commencement date to be determined upon completion of work to be performed by the landlord. The term of the lease is 60 months with an option to extend it for an additional three years. Monthly base rent payments are approximately $150,000, subject to an annual 3.5% increase and a share of building operating expenses.

Departure and Appointment of Directors or Certain Officers
On August 2, 2023, the Company entered into a separation agreement and mutual release (“Separation Agreement”) with Mardi C. Dier, the Company's Chief Financial Officer and Chief Business Officer. Pursuant to the Separation Agreement, Ms. Dier is entitled to receive: (i) one year of her base salary of $500,000; (ii) reimbursement of COBRA health insurance premiums for up to one year; (iii) a lump sum payment equal to 50% of her pro-rated target bonus for 2023, totaling $62,500; (iv) up to a max of $20,000 paid to her attorneys for documented attorney’s fees; and (v) nine months of vesting acceleration with respect to certain of her outstanding stock option awards. Separation expenses including acceleration of stock option awards will be recorded in Q3 2023.

In connection with Ms. Dier’s resignation, the Company appointed Gil Labrucherie as the Company’s Chief Financial Officer on an interim basis, effective as of August 2, 2023.

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
Our current portfolio consists of multiple clinical stage product candidates being investigated across several indications, representing multi-billion-dollar opportunities in the aggregate.
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

We are also advancing lonigutamab, a subcutaneously delivered humanized IgG1 monoclonal antibody against IGF-1R for the treatment of thyroid eye disease (“TED”) and we are currently conducting a Phase 1/2 trial in patients with TED. We are also developing SLRN-517, a monoclonal antibody targeting c-KIT, for the treatment of chronic urticaria and are actively enrolling a Phase 1/2 trial in healthy volunteers and patients with chronic urticaria.
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
We have incurred significant losses and negative cash flows from operations since our inception. Our net loss for the years ended December 31, 2021 and 2022 was $41.8 million and $64.8 million, respectively, and $202.5 million for the six months ended June 30, 2023. The net loss of $202.5 million in the six months ended June 30, 2023 includes $123.1 million of expenses related to acquired in-process research and development assets without alternative future use and $10.0 million license fee payment to Pierre Fabre incurred in connection with the ValenzaBio acquisition. As of June 30, 2023, we had an accumulated deficit of 309.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements. We anticipate that our expenses will increase significantly in connection with our ongoing activities. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed, or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
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
As of June 30, 2023, we had $823.0 million in cash and cash equivalents and short-term marketable securities. On May 9, 2023, we closed our initial public offering (the “IPO”) in which we sold an aggregate of 34,500,000 shares of common stock at a price to the public of $18.00 per share, which included 4,500,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $573.6 million, after deducting underwriting discounts and commissions and other offering costs. Based on our current operating plan, we estimate that our existing cash and cash equivalents and short-term marketable securities will be sufficient to fund our operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

Macroeconomic Trends and the Impact of the COVID-19 Pandemic
We continue to actively monitor the impact of various macroeconomic trends, such as high rates of inflation, supply chain disruptions and geopolitical instability, and the COVID-19 pandemic on our business. To date, we have not experienced a material financial statement impact or business disruptions, including with our vendors or third parties, as a result of these negative macroeconomic trends or the COVID-19 pandemic. Our business has been, and may continue to be, impacted by the negative macroeconomic trends and the COVID-19 pandemic wherever we have clinical trial sites, contract manufacturing organization facilities or other business operations. For example, the COVID-19 pandemic has caused, and could continue to cause disruption in the operations of CMOs, CROs, and other third parties upon whom we rely.
Economic conditions, such as rising inflation, higher interest rates, changes in regulatory laws and monetary exchange rates, and government fiscal policies, can also have a significant effect on our operations. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, the geopolitical instability and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the U.S. and global financial markets.
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

•the amount and timing of any milestone payment due under an existing, or any future, license and/or collaboration agreement;
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
•changes in the competitive outlook;
•the extent to which we establish additional strategic collaborations or other arrangements; and
•the impact of any business interruptions to our operations or to those of the third parties with whom we work.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Operating expenses
Research and development	$30,030	$12,710	$17,320	136%
General and administrative	12,666	2,176	10,490	*
Total operating expenses	42,696	14,886	27,810	187%
Loss from operations	(42,696)	(14,886)	(27,810)	187%
Change in fair value of derivative liability	10,144	—	10,144	100%
Interest income	6,685	413	6,272	*
Other expense, net	(172)	(1)	(171)	*
Net loss	$(26,039)	$(14,474)	$(11,565)	80%
*not meaningful
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
External costs:
CRO, CMO and Affibody transition services	$21,523	$9,927	$11,596	117%
Professional consulting services	1,988	484	1,504	311%
Other research and development costs, including laboratory materials and supplies	86	15	71	*
Internal costs:
Personnel-related costs	6,340	2,276	4,064	179%
Facilities and overhead costs	93	8	85	*
Total research and development expense	$30,030	$12,710	$17,320	136%
*not meaningful
Research and development expenses increased by $17.3 million, from $12.7 million for the three months ended June 30, 2022, to $30.0 million for the three months ended June 30, 2023. The increase in research and development expenses was primarily due to costs associated with CMO and Affibody transition services expenses, personnel-related costs and professional consulting services.
External CRO, CMO and Affibody transition services expenses increased by $11.6 million, from $9.9 million for the three months ended June 30, 2022 to $21.5 million for the three months ended June 30, 2023. This increase in expenses was primarily as a result of the expansion and advancement of multiple immunology product candidates being investigated in parallel across multiple indications. We incurred development expenses of $5.8 million under our Affibody transition services agreement for the three months ended June 30, 2022. We did not incur such development expenses during the three months ended June 30, 2023 and do not expect to incur any significant expenses of such nature in future periods, as Affibody transition services were substantially completed during the year ended December 31, 2022. We expect that our CRO and CMO expenses related to our products in development will continue to increase as we progress in the clinical trials of these assets.
Our CRO and CMO expenses by program for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Izokibep	$16,925	$4,098
Lonigutamab (XLRN-421)	2,778	—
SLRN-517	781	—
Other	1,039	—
Total CRO and CMO expense	$21,523	$4,098
Expenses related to professional consulting services increased by $1.5 million, from $0.5 million for the three months ended June 30, 2023 to $2.0 million for the three months ended June 30, 2022. We recognized $0.5 million consulting services expense during the three months ended June 30, 2023 related to former ValenzaBio research and development employees who entered into consulting agreements with us. Other professional consulting services expenses increased by $1.0 million, as we engage with other consultants for our research and development activities.
Personnel-related costs increased by $4.1 million from $2.3 million for the three months ended June 30, 2022 to $6.3 million for the three months ended June 30, 2023. Employees’ salaries and benefits increased by $3.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 related to increased headcount from 22 to 55 employees. Stock-based compensation expense increased by $1.0 million, from $0.3 million for the three months ended June 30, 2022 to $1.3 million for the three months ended June 30, 2023, as a result of additional options granted and an increase in our common stock fair value.
Facilities and allocated overhead costs increased by $0.1 million from less than $0.1 million for the three months ended June 30, 2022 to $0.1 million for the three months ended June 30, 2023, primarily as a result of increased allocated expenses, maintenance agreements expenses, software subscriptions and other IT related expenses.
General and Administrative Expenses
General and administrative expenses increased by $10.5 million from $2.2 million for the three months ended June 30, 2022 to $12.7 million for the three months ended June 30, 2023. These expenses increased primarily as a result of expanding our organizational capability necessary to support the development and commercialization of our broad portfolio of immunology product candidates being investigated in multiple indications.
Employees’ salaries and benefits increased by $1.7 million for the six months ended June 30, 2023 compared to June 30, 2022 as a result of increase in headcount from 9 to 24 employees. The stock-based compensation expense increased by $7.1 million from $0.1 million for the three months ended June 30, 2022 to $7.2 million for the three months ended June 30, 2023, as we recognized $5.5 million expense related to restricted stock units awards previously granted to our chief executive officer that vested upon the IPO closing . The remaining stock-based compensation expense of $1.6 million increased as a result of additional options granted and increase in our common stock fair value. Expenses related to professional consulting services increased by $1.1 million, from $0.4 million for the three months ended June 30, 2022 to $1.5 million for the three months ended June 30, 2023 due to an increase in consulting, legal, recruiting, audit and accounting services to support our Company’s growth, business development and other costs of operating as a public company. Facilities and allocated overhead costs increased by $0.6 million from $0.1 million for the three months ended June 30, 2022 to $0.7 million for the three months ended June 30, 2023, primarily as a result of increased allocated expenses, bank fees, rent and insurance expenses, software subscriptions and other IT related expenses. Other miscellaneous general and administrative expenses increased by less than $0.1 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Total Other Income, Net
Total other income, net increased by $16.3 million, from $0.4 million net income for the three months ended June 30, 2022 to $16.7 million net income for the three months ended June 30, 2023. The increase was primarily related to the change in fair value of the Series C derivative tranche liability and interest income earned on our available-for-sale marketable securities.
We recognized a gain of $10.1 million related to the change in fair value of the Series C derivative tranche liability for the three months ended June 30, 2023. The Series C derivative tranche liability was recognized in September 2022 and represented an obligation to issue Series C redeemable convertible preferred stock shares in the Series C second tranche closing under certain conditions. The Series C derivative tranche liability was recorded at fair value and was re-measured at each reporting period until it was terminated upon the IPO closing in May 2023.

We also recognized $6.7 million and $0.4 million interest income earned on our available-for-sale marketable securities for the three months ended June 30, 2023 and 2022, respectively.
We recognized $0.2 million and less than $0.1 million of foreign currency exchange loss, net that related to transactions in foreign currencies for the three months ended June 30, 2023 and 2022, respectively.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Operating expenses
Research and development	$197,950	$25,713	$172,237	670%
General and administrative	24,579	5,258	19,321	367%
Total operating expenses	222,529	30,971	191,558	619%
Loss from operations	(222,529)	(30,971)	(191,558)	*
Change in fair value of derivative liability	10,291	—	10,291	100%
Interest income	9,984	413	9,571	*
Other expense, net	(235)	(1)	(234)	*
Net loss	$(202,489)	$(30,559)	$(171,930)	563%
*not meaningful
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
External costs:
License fees and acquired in-process research and development expenses	133,057	—	133,057	100%
CRO, CMO and Affibody transition services	44,563	21,117	23,446	111%
Professional consulting services	7,053	620	6,433	*
Other research and development costs, including laboratory materials and supplies	86	15	71	*
Internal costs:
Personnel-related costs	12,733	3,945	8,788	223%
Facilities and overhead costs	458	16	442	*
Total research and development expense	$197,950	$25,713	$172,237	*
*not meaningful
Research and development expenses increased by $172.2 million, from $25.7 million for the six months ended June 30, 2022, to $198.0 million for the six months ended June 30, 2023. The increase was primarily related to License fees and acquired in-process research and development expenses, external CRO, CMO and Affibody transition services expenses and costs related to personnel and professional consulting services.
License fees and acquired in-process research and development expenses include $123.1 million related to the acquired lonigutamab and SLRN-517 assets, and $10.0 million related to a non-refundable license fee paid in connection with the amendment of Pierre Fabre Agreement, incurred in connection with the Acquisition. The estimated fair value of lonigutamab asset of $114.8 million and SLRN-517 asset of $8.2 million, were expensed as we concluded that these assets were still in clinical and preclinical development and have no alternative future use.

External CRO, CMO and Affibody transition services expenses increased by $23.5 million, from $21.1 million for the six months ended June 30, 2022 to $44.6 million for the six months ended June 30, 2023. We incurred development expenses of $0.2 million and $13.2 million under our Affibody transition services agreement for the six months ended June 30, 2023 and 2022, respectively. Affibody transition services were substantially complete during the year ended December 31, 2022, and we do not expect to incur any such significant expenses in future periods. We expect that our CRO and CMO expenses related to our products in development will continue to increase as we progress in the clinical trials of these assets.
Our CRO and CMO expenses by program for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Izokibep	$35,121	$7,902
Lonigutamab (XLRN-421)	3,055	—
SLRN-517	4,046	—
Other	2,118	—
Total CRO and CMO expense	$44,340	$7,902
Expenses related to professional consulting services increased by $6.4 million, from $0.6 million for the six months ended June 30, 2022 to $7.1 million for the six months ended June 30, 2023. We recognized stock-based compensation expense of $3.1 million and consulting services expense of $1.0 million for the six months ended June 30, 2023. These expenses relate to the assumed ValenzaBio options and expenses incurred for former ValenzaBio research and development employees, who entered into consulting agreements with us. Other professional consulting services expenses increased by $2.4 million, as we engage with other consultants for our research and development activities.
Personnel-related costs increased by $8.8 million from $3.9 million for the six months ended June 30, 2022 to $12.7 million for the six months ended June 30, 2023. In January 2023, we recognized $2.5 million severance obligation expense in connection with the Acquisition. Employees’ salaries and benefits increased by $4.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 related to increased headcount from 22 to 55 employees. Stock-based compensation expense increased by $1.5 million, from $0.5 million for the six months ended June 30, 2022 to $2.0 million for the six months ended June 30, 2023, as a result of additional options granted and an increase in our common stock fair value.
Facilities and allocated overhead costs increased by $0.5 million from less than $0.1 million for the six months ended June 30, 2022 to $0.5 million for the six months ended June 30, 2023, primarily as a result of increased allocated expenses, maintenance agreements expenses, software subscriptions and other IT related expenses.
General and Administrative Expenses
General and administrative expenses increased by $19.3 million from $5.3 million for the six months ended June 30, 2022 to $24.6 million for the six months ended June 30, 2023.
Employees’ salaries and benefits increased by $3.2 million for the six months ended June 30, 2023 compared to June 30, 2022 as a result of increase in headcount from 9 to 24 employees. The stock-based compensation expense increased by $9.1 million from $1.5 million for the six months ended June 30, 2022 to $10.6 million for the six months ended June 30, 2023. For the six months ended June 30, 2023, we recognized $5.5 million related to restricted stock unit awards granted to our chief executive officer that vested upon the IPO closing. For the six months ended June 30, 2022 we recognized $1.3 million expense related to vested restricted stock awards granted to our chief executive officer vested in March 2022. In January 2023, in connection with the Acquisition, we recognized $2.7 million stock-based compensation expenses. The remaining increase in our stock-based compensation expense of $2.2 million was a result of additional options granted and increase in our common stock fair value. In January 2023, in connection with the Acquisition, we also recognized $2.4 million severance obligation expense. Expenses related to professional consulting services increased by $3.9 million, from $1.0 million for the six months ended June 30, 2022 to $4.9 million for the six months ended June 30, 2023 due to an increase in consulting, legal, recruiting, audit and accounting services to support our Company’s growth. Facilities and allocated overhead costs increased by $0.5 million from $0.2 million for the six months ended June 30, 2022 to $0.7 million for the six months ended June 30, 2023, primarily as a result of increased allocated expenses, bank fees, rent and insurance expenses, software subscriptions and other IT related expenses. Other miscellaneous general and administrative expenses increased by $0.2 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Total Other Income, Net
Total other income, net increased by $19.6 million, from $0.4 million net income for the six months ended June 30, 2022 to $20.0 million net income for the six months ended June 30, 2023. The increase was primarily related to the change in fair value of the Series C derivative tranche liability and interest income earned on our available-for-sale marketable securities.
We recognized a gain of $10.3 million related to the change in fair value of the Series C derivative tranche liability for the six months ended June 2023. The Series C derivative tranche liability was recognized in September 2022 and represents an obligation to issue Series C redeemable convertible preferred stock shares in the Series C second tranche closing under certain conditions. The Series C derivative tranche liability was recorded at fair value and were remeasured at each reporting period until it was terminated upon the IPO closing in May 2023.
We also recognized $10.0 million and $0.4 million interest income earned on our available-for-sale marketable securities for the six months ended June 30, 2023 and 2022, respectively.
We recognized $0.2 million and less than $0.1 million of foreign currency exchange loss, net that related to transactions in foreign currencies for the six months ended June 30, 2023 and 2022, respectively.

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
As of June 30, 2023, we had $823.0 million in cash and cash equivalents and short-term marketable securities. Based on our current operating plan, we estimate that our existing cash and cash equivalents and short-term marketable securities will be sufficient to fund our current operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or maintain profitability and, unless and until we are able to commercialize our product candidates, if ever, we will continue to be dependent upon equity financing, debt financing, and other forms of capital raises. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
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
•the costs associated with being a public company; and
•the impacts of negative macroeconomic trends, such as high rates of inflation, global supply chain disruptions and geopolitical instability, and the COVID-19 pandemic which may exacerbate the magnitude of the factors discussed above.
Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures.
Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
Cash Flows
The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(56,949)	$(28,666)
Net cash used in investing activities	(220,331)	(102,594)
Net cash provided by financing activities	566,339	124,974
Net increase in cash and cash equivalents	$289,059	$(6,286)

Operating Activities
Net cash used in operating activities was $56.9 million and $28.7 million for the six months ended June 30, 2023 and 2022, respectively.
Cash used in operating activities in the six months ended June 30, 2023 was primarily due to our net loss for the period of $202.5 million, of which $10.0 million is presented as cash used in investing activities as it related to a license fee payment to Pierre Fabre incurred in connection with the Acquisition. Adjustments to net loss for non-cash items also included $123.1 million expense related to in-process research and development assets without alternative future use incurred in connection with the Acquisition, $15.6 million related to stock-based compensation expense, $10.3 million gain related to the change in fair value of the derivative tranche liability, $0.9 million gain related to an accretion of discounts on short-term marketable securities, less than $0.1 million depreciation and amortization expense and less than $0.1 million non-cash lease expense. The changes in operating assets and liabilities of $8.0 million include an increase of $7.7 million in accrued research and development expenses, an increase of $2.3 million in severance liability, a decrease of $2.1 million in prepaid expenses and other assets, non-current, an increase of $1.1 million in accounts payable and an increase of less than $0.1 million in operating lease liability, partially offset by an increase of $3.2 million in prepaid expenses and other current assets and $2.1 million decrease in accrued compensation and other current liabilities. The increase in accrued research and development expenses and accounts payable were primarily due to costs associated with the development of izokibep, SLRN-517 and lonigutamab. The increase in severance liability related to our obligation to make severance payments to certain former ValenzaBio employees in connection with the Acquisition.
Cash used in operating activities in the six months ended June 30, 2022 was primarily due to our net loss for the period $30.6 million, adjusted by non-cash charge of $2.0 million related to stock-based compensation expense and $0.1 gain related to amortization of premiums and discounts on short-term marketable securities. The changes in operating assets and liabilities of $0.1 million include an increase of $2.4 million in prepaid expenses and other current assets, partially offset by an increase of $1.6 million in accounts payable, an increase of $0.5 million in accrued research and development expenses and $0.1 million increase in accrued compensation and other current liabilities.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2023 of $220.3 million related to $266.1 million purchase of marketable securities and accrued interest, $10.0 million paid to Pierre Fabre for the amended license and commercialization agreement in connection with the Acquisition and $2.0 million purchases of fixed assets, partially offset by $47.8 million maturities of short-term marketable securities and $10.0 million of cash acquired, net of acquisition costs, related to the Acquisition.
Cash used in investing activities for the six months ended June 30, 2022 of $102.6 million related to purchase of marketable securities $107.1 million, partially offset by proceeds from maturities of short-term marketable securities of $4.5 million.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2023 was $566.3 million, which consisted of $574.6 net proceeds received from issuance of common stock upon the initial public offering, offset by $8.3 million taxes paid related to net share settlement of restricted stock units.
Cash provided by financing activities for the six months ended June 30, 2022 of $125.0 million related to net proceeds received from the issuance of the second tranche of Series B redeemable convertible preferred stock shares in February 2022.
Contractual Obligations and Commitments
We enter into contracts in the normal course of business with suppliers, CROs, CMOs, clinical trial sites, and the like. These agreements provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancelable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancelable obligations under these agreements as of June 30, 2023 and December 31, 2022.

We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We could not estimate when such payments will be due and none of these events were probable to occur as of June 30, 2023 and December 31, 2022.
Leases
In January 2023, we entered into an agreement to lease 10,012 square feet of office space located in Agoura Hills, California. The term of the lease is 65 months with an option to extend the term by an additional three-year period. Monthly rent payments are approximately $30,500, subject to an annual 3.0% increase and six months rental abatement during the first year. In addition to base rent, we pay our share of operating expenses and taxes.
Recently Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Critical Accounting Policies and Significant Judgments and Estimates
A summary of critical accounting policies, significant judgements and estimates are disclosed in Note 2 of the notes to the audited consolidated financial statements for the year ended December 31, 2022 included in the Final Prospectus filed with the SEC on May 5, 2023. There have been no material changes to critical accounting policies and estimates during the six months ended June 30, 2023.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks related to changes in interest rates of our cash equivalents and short-term investments. However, due to the nature of these cash equivalents and investments, we do not believe that a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material effect on our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign Currency Exchange Fluctuations
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we do utilize certain research and development services vendors outside of the United States for our manufacturing of drug substances and clinical supplies. As such, our expenses are denominated in both U.S. dollars and foreign currencies. Therefore, our operations are and will continue to be subject to fluctuations in foreign currency exchange rates. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. We do not believe that a hypothetical 10% increase or decrease in exchange rates during any of the periods presented would have had a material effect on our financial statements included elsewhere in Quarterly Report on Form 10-Q.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and research and development costs. We do not believe that inflation had a material effect on our business, results of operations, or financial condition, or on our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the material weaknesses in our internal control over financial reporting described below.
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
As of June 30, 2023, we have continued with the remediation steps that were initiated in the first quarter of 2023, including, but not limited to, hiring additional accounting personnel to build our finance organization. Specifically, we hired our vice president and controller and a director of technical accounting. As of the date of filing this 10-Q, Management has finalized the company’s remediation plan and during the quarter ended June 30, 2023, substantially implemented all the controls necessary to remediate the material weaknesses, including controls related to the risk assessment process and segregation of duties. We have completed the design of our formal risk assessment process and procedures and will continue to monitor new and emerging risks as part of our risk monitoring activities. We continue to take further steps to remediate these material weaknesses through formalizing documentation of policies and procedures and further evolving the accounting processes. However, the improvements made were ongoing during the preparation of our financial statements for the three and six months ended June 30, 2023, and have not yet sufficiently operated and been tested to conclude that remediation is effective. We continue using services of a third-party firm to advise on the design and implementation of controls. While we believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting, the material weaknesses will not be considered remediated until the controls described above operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
Changes in Internal Control over Financial Reporting
As described above under Remediation Plans, there were changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our lead product candidate is izokibep, an IL-17A inhibitor. In addition, we are advancing lonigutamab, and are also developing SLRN-517, a monoclonal antibody targeting c-KIT. We have and will continue to incur significant development and other expenses related to our clinical development and ongoing operations. Our net loss for the years ended December 31, 2021 and 2022 was $41.8 million and $64.8 million, respectively, and $202.5 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of 309.6 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates.
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
•experience any delays in our preclinical studies or clinical trials and regulatory approval for our product candidates due to the impacts of negative macroeconomic trends, such as high rates of inflation, geopolitical instability, and the COVID-19 pandemic; and
•incur costs associated with operating as a public company.
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
Our product candidates will require substantial additional development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons, including the negative impact of COVID-19 or other pandemics or health crises. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials.
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
As of August 10, 2023, we had 89 full-time employees. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover additional deficiencies in our existing systems and controls. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2022, we had federal NOL carryforwards of $29.0 million and state NOL carryforwards of $2.9 million. Under the Internal Revenue Code of 1986, as amended (the Code), our U.S. federal net operating losses will not expire and may be carried forward indefinitely but the deductibility of federal net operating losses is limited to no more than 80% of current year taxable income (with certain adjustments). In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not completed a Section 382 study to assess whether an ownership change has occurred, including in connection with our IPO, or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional ownership changes in the future including as a result of subsequent changes in our stock ownership, some of which may be outside of our control. As a result, if we undergo an ownership change, and our ability to use our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes is limited, it would harm our future results of operations by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.
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
Our business could be adversely affected by the effects of health pandemics or other health crises, including the ongoing COVID-19 pandemic, which could cause significant disruptions in our operations and those of our CMOs, CROs and other third parties upon whom we rely.
Health pandemics or other health crises, including the ongoing COVID-19 pandemic, have in the past and could again in the future result in quarantines, stay-at-home orders, remote work policies or other similar events that may disrupt businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity, the future magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations. More specifically, these types of events may negatively impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. Moreover, our trials may be negatively affected. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources. Some patients may not be able or willing to comply with trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure) may be hindered, which would adversely affect our trial operations. Disruptions or restrictions on our ability to travel to monitor data from our trials, or to conduct trials, or the ability of patients enrolled in our trials or staff at trial sites to travel, as well as temporary closures of our trial partners and CMOs’ facilities, would negatively impact our trial activities. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our trials, and the effects of health pandemics or other health crises, including the COVID-19 pandemic, may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our trials could be delayed and/or disrupted. As a result, the expected timeline for data readouts, including incompleteness in data collection and analysis and other related activities, and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and adversely affect our business, financial condition, results of operations and prospects. In addition, impact on the operations of the FDA or other regulatory authorities could negatively affect our planned trials and approval processes. Finally, economic conditions and business activity may be negatively impacted and may not recover as quickly as anticipated. To date, while the COVID-19 pandemic has had a limited impact on our research and development activities related to izokibep, lonigutamab and our other product candidates, other than, in certain cases, prices and access to raw materials, the effects of the COVID-19 pandemic continue to evolve and as a result, the ultimate impact of the COVID-19 pandemic (or other health pandemics or health crises) is highly uncertain and subject to change.
Our cash and cash equivalents may be exposed to failure of our banking institutions.
While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in three financial institutions. Notwithstanding, those institutions are subject to risk of failure. For example, recent events surrounding certain banks, including Silicon Valley Bank (“SVB”), First Republic Bank and Signature Bank, created temporary uncertainty on their customers’ cash deposits in excess of Federal Deposit Insurance Corporation limits prior to actions taken by governmental entities. As of June 30, 2023 we have no direct exposure to such banks. While we do not expect further developments with any such banks to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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
As of December 31, 2021 and 2022, we had limited accounting personnel and other resources to address our internal control over financial reporting. In connection with the preparation of our financial statements for the years ended December 31, 2021 and 2022, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. These material weaknesses have not been remediated as of June 30, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
To remediate the material weaknesses, we continue hiring additional accounting personnel to build our finance organization and hired our vice president and controller and a director of technical accounting during the six months ended June 30, 2023. We continue using services of a third-party firm to assist in the design and implementation of controls. We are in the process of implementing a formal risk assessment process and procedures and designing sufficient controls over segregation of duties to remediate these weaknesses. We intend to continue to take further steps to remediate these material weaknesses through formalizing documentation of policies and procedures and further evolving the accounting processes. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
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
We acquired ValenzaBio on January 4, 2023. As of December 31, 2022, the management of ValenzaBio identified similar material weaknesses in its internal control over financial reporting as our material weaknesses discussed above, which have not been remediated as of June 30, 2023. Our remediation efforts include steps to address ValenzaBio’s material weaknesses.
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
•collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
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
•whether the patent applications that we own will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries; and
•whether, if there is a resurgence of COVID-19-related impacts or if other pandemics or health crises arise, we may experience patent office interruption or delays to our ability to timely secure patent coverage to our product candidates.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to

Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken.
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Moreover, the American Taxpayer Relief Act of 2021, effective January 1, 2024, would eliminate the statutory cap on rebate amounts owed by drug manufacturers under the MDRP, which is currently capped at 100% of the Average Manufacturer Price (“AMP”) for a covered outpatient drug.
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
•disruptions in operations due to global, regional, or local public health crises or other emergencies or natural disasters, including, for example, potential disruptions due to the ongoing COVID-19 pandemic or other pandemics or health crises;
•disruptions or delays in shipments; and
•changes in local economic conditions in countries where our manufacturers or suppliers are located.
These and other factors beyond our control, particularly in light of the COVID-19 pandemic or any other pandemics or health crises, could interrupt our suppliers’ production, influence the ability of our suppliers to export our clinical supplies cost-effectively or at all, and inhibit our suppliers’ ability to procure certain materials, any of which could harm our business, financial condition, results of operations and prospects.
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
•the continuing impact of negative macroeconomic trends, such as high rates of inflation, supply chain disruptions and geopolitical instability, and the COVID-19 pandemic on our business and operations; and
•changes in general market and economic conditions.
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

• litigation or arbitration;
• COVID-19 or other pandemics or health crises, natural disasters, or major catastrophic events;
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
We are subject to the periodic reporting requirements of the Exchange Act. We are in the process of designing our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures may not be effective. Any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met because of the inherent limitations in all control systems. For example, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that have not been remediated as of June 30, 2023.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On May 4, 2023, our Registration Statement on Form S-1 (File No. 333-271244) was declared effective by the SEC for our IPO. At the closing of the IPO on May 9, 2023, we sold 34,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 4,500,000 additional shares, at an initial public offering price of $18.00 per share and received gross proceeds of $621.0 million, which resulted in net proceeds to us of approximately $573.6 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $47.4 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates, other than payments from our net proceeds in the ordinary course of business to officers for salaries and to non-employee directors as compensation for service on the board of directors or committees of the board of directors. Morgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Piper Sandler & Co. acted as joint book-running managers for the IPO.
The net proceeds from our IPO have been invested according to our approved investment policy in a mix of money market funds and high-quality, fixed income securities. There has been no material change in the planned use of IPO proceeds from that described in the Final Prospectus.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACELYRIN, INC.

/s/ Gil M. Labrucherie
Gil M. Labrucherie
Interim Chief Financial Officer