Form 10-Q
period 2023-09-30
ACELYRIN, Inc.
filed 2023-11-09
CIK 1962918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of Registrant’s common stock issued and outstanding as of November 6, 2023, was 97,339,494.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
ACELYRIN, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$381,738	$267,110
Short-term marketable securities	406,693	47,510
Prepaid expenses and other current assets	6,207	1,444
Total current assets	794,638	316,064
Prepaid expenses and other assets, non-current	2,482	3,859
Operating lease, right-of-use asset	1,240	-
Property, plant and equipment, net	2,129	-
Total assets	$800,489	$319,923

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$18,702	$5,947
Accrued research and development expenses	41,295	5,717
Accrued compensation and other current liabilities	5,144	4,237
Severance liability	1,720	-
Total current liabilities	66,861	15,901
Derivative tranche liability	-	10,291
Operating lease liability, non-current	1,252	-
Total liabilities	68,113	26,192

Commitments and contingencies (Note 8)
Redeemable convertible preferred shares, no par value; no shares authorized, issued and outstanding as of September 30, 2023; 104,461,636 shares authorized as of December 31, 2022; par value of $0.00001 per share; 40,743,522 shares issued and outstanding as of December 31, 2022; aggregate liquidation preference $408,000 as of December 31, 2022	-	396,593
Stockholders’ equity (deficit)
Preferred stock, 10,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding at September 30, 2023; no shares authorized, issued, and outstanding at December 31, 2022	-	-
Common stock, par value of $0.00001 per share; 790,000,000 and 229,461,636 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 97,240,419 and 2,767,359 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	-
Additional paid-in capital	1,125,932	4,302
Accumulated other comprehensive loss	(50)	(86)
Accumulated deficit	(393,507)	(107,078)
Total stockholders' equity (deficit)	732,376	(102,862)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$800,489	$319,923
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$74,562	$12,509	$272,512	$38,222
General and administrative	19,861	2,887	44,440	8,145
Total operating expenses	94,423	15,396	316,952	46,367
Loss from operations	(94,423)	(15,396)	(316,952)	(46,367)
Change in fair value of derivative tranche liability	—	—	10,291	—
Interest income	10,502	986	20,486	1,399
Other expense, net	(19)	4	(254)	3
Net loss	$(83,940)	$(14,406)	$(286,429)	$(44,965)
Other comprehensive gain (loss)
Unrealized gain (loss) on short-term marketable securities, net	(94)	(62)	36	(200)
Total other comprehensive gain (loss)	$(94)	$(62)	$36	$(200)
Net loss and other comprehensive loss	$(84,034)	$(14,468)	$(286,393)	$(45,165)
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(8.17)	$(4.68)	$(31.66)
Weighted-average common shares outstanding, basic and diluted	96,872,747	1,764,293	61,138,105	1,420,199
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	40,743,522	$396,593	2,767,359	$—	$4,302	$(107,078)	$(86)	$(102,862)
Issuance of common stock in connection with ValenzaBio acquisition (Note 3)	—	—	18,885,731		128,735	—	—	128,735
Stock-based compensation expense	—	—	—	—	7,139	—	—	7,139
Net loss	—	—	—	—	—	(176,450)	—	(176,450)
Unrealized gain on short-term marketable securities, net	—	—	—	—	—	—	86	86
Balance at March 31, 2023	40,743,522	396,593	21,653,090	—	140,176	(283,528)	—	(143,352)
Issuance of common stock upon initial public offering, net of underwriting discounts commissions and issuance costs of $47,354	—	—	34,500,000	—	573,644	—	—	573,644
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(40,743,522)	(396,593)	40,743,522	1	396,592	—	—	396,593
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	—	—	303,237	—	(8,325)	—	—	(8,325)
Stock-based compensation expense	—	—	—	—	8,501	—	—	8,501
Net loss	—	—	—	—	—	(26,039)	—	(26,039)
Unrealized gain on short-term marketable securities, net	—	—	—	—	—	—	44	44
Balance at June 30, 2023	—	$—	97,199,849	$1	$1,110,588	$(309,567)	$44	$801,066
Stock-based compensation expense	—	—	—	—	15,313	—	—	15,313
Issuance of common stock upon exercise of options	—	—	40,570	—	31	—	—	31
Net loss	—	—	—	—	—	(83,940)	—	(83,940)
Unrealized loss on short-term marketable securities, net	—	—	—	—	—	—	(94)	(94)
Balance at September 30, 2023	—	$—	97,240,419	$1	$1,125,932	$(393,507)	$(50)	$732,376

Balance at December 31, 2021	16,285,718	$132,620	2,860,032	$—	$250	$(42,306)	$—	$(42,056)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $26	12,228,923	124,974	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	498,940	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,610	—	—	1,610
Net loss	—	—	—	—	—	(16,085)	—	(16,085)
Balance at March 31, 2022	28,514,641	257,594	3,358,972	—	1,860	(58,391)	—	(56,531)
Stock-based compensation expense	—	—	—	—	369	—	—	369
Net loss	—	—	—	—	—	(14,474)	—	(14,474)
Unrealized losses on short-term marketable securities	—	—	—	—	—	—	(138)	(138)
Balance at June 30, 2022	28,514,641	$257,594	3,358,972	$-	$2,229	$(72,865)	$(138)	$(70,774)
Issuance of Series C redeemable convertible preferred stock, net of derivative liability of $10,778 and issuance costs of $223	12,228,881	138,998	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	560	—	—	560
Net loss	—	—	—	—	—	(14,406)	—	(14,406)
Unrealized losses on marketable securities	—	—	—	—	—	—	(62)	(62)
Balance at September 30, 2022	40,743,522	$396,592	3,358,972	—	$2,789	$(87,271)	$(200)	$(84,682)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(286,429)	$(44,965)
Adjustments to reconcile net loss to net cash used in operations:
Expense related to acquired in-process research and development assets	133,057	-
Stock-based compensation expense	30,953	2,539
Net amortization of premiums and accretion of discounts on marketable securities	(5,564)	78
Change in fair value of derivative tranche liability	(10,291)	-
Depreciation and amortization expense	67	-
Non-cash lease expense	108	-
Changes in assets and liabilities:
Prepaid expense and other current assets	(3,323)	(2,592)
Prepaid expenses and other assets, non-current	1,724	(1,172)
Accounts payable	11,225	1,167
Accrued research and development expenses	30,773	644
Accrued compensation and other current liabilities	2	873
Operating lease liability	(96)	-
Severance liability	1,720	-
Net cash used in operating activities	(96,074)	(43,428)
Cash flows from investing activities
ValenzaBio assets acquisition, cash acquired net of acquisition costs	10,007	-
Cash paid to acquire in-process research and development assets	(10,000)	-
Purchase of marketable securities	(537,987)	(262,005)
Proceeds from maturities of short-term marketable securities	128,728	152,518
Sales of marketable securities	56,310	-
Purchase of property, plant and equipment	(2,196)	-
Net cash used in investing activities	(355,138)	(109,487)
Cash flows from financing activities
Issuance of common stock upon initial public offering, net of commissions and issuance costs	574,134	—
Proceeds from exercise of common stock options	31
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	-	263,973
Proceeds allocated to the derivative tranche liability	-	10,778
Payments for deferred offering costs	-	(138)
Taxes paid related to net share settlement of restricted stock units	(8,325)	-
Net cash provided by financing activities	565,840	274,613
Net increase in cash and cash equivalents	114,628	121,698
Cash and cash equivalents at beginning of period	267,110	102,242
Cash and cash equivalent at end of period	$381,738	$223,940

Supplemental disclosure of cash flow information:
Conversion of 40,743,522 redeemable convertible preferred stock upon the closing of initial public offering	$396,593	$—
Common stock issued in connection with ValenzaBio acquisition	$128,735	$—
Right-of-use assets obtained in exchange for operating lease liability	$1,348	$—
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
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2023 and 2022, the Company incurred net losses of $286.4 million and $45.0 million, respectively. The net loss of $286.4 million in the nine months ended September 30, 2023 includes $123.1 million of expenses related to acquired in-process research and development assets without alternative future use and $10.0 million license fee payment to Pierre Fabre incurred in connection with the ValenzaBio acquisition. As of September 30, 2023, the Company had an accumulated deficit of $393.5 million. Cash used in operating activities was $96.1 million and $43.4 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company has historically financed its operations primarily through the sale of shares of its redeemable convertible preferred stock in private placements and the sale of shares of its common stock in its IPO. As of September 30, 2023, the Company had cash and cash equivalents and short-term marketable securities of $788.4 million. The Company does not have any products approved for sale and has not generated any revenue from product sales to date. The Company expects to continue to incur significant and increasing expenses and substantial losses for the foreseeable future as it continues its development of and seeks regulatory approvals for its product candidates and commercializes any approved products, seeks to expand its product pipeline and invests in its organization. The Company’s ability to achieve and sustain profitability will depend on its ability to successfully develop, obtain regulatory approval for and commercialize its product candidates. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Management expects that its cash and cash equivalents and short-term marketable securities will be sufficient to fund its current operating plan and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in Note 2 to the consolidated financial statements for the years ended December 31, 2022 and 2021 included in the Company’s final prospectus for the IPO (“Final Prospectus”) filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2023, except for performance-based restricted stock unit award.
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
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in the Final Prospectus filed with the SEC on May 5, 2023. The information as of December 31, 2022, included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.
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
Concentration of Credit Risk
Cash and cash equivalents, and short-term marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. As of September 30, 2023, cash consists of cash deposited with one financial institution, and account balances exceed federally insured limits.
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
Performance-Based Restricted Stock Unit Awards
Performance-based restricted stock units (“PSUs”), awarded to employees vest upon the achievement of certain performance milestones and market conditions (i.e., specified average stock price hurdle) at the end of specified performance periods, subject to continuous service through each respective vest date. The amount of expense recognized is based on the grant date fair value of the PSU tranche corresponding to the performance condition of the tranche which is considered probable. The estimated grant date fair value of the market portion of the PSUs is based on a Monte Carlo simulation under each performance condition outcome. The Monte Carlo valuation model simulates the probabilities of stock price achievement, which requires management to make a number of assumptions including a 20-trading day volume-weighted average stock price, volatility of our peers, and the risk-free interest rate. Compensation expense for each tranche of a PSU award is recognized straight-line over the period commencing on the grant date of the award and ending on the vesting date of the tranche under the PSU award. Cumulative adjustments are recorded at each reporting date to reflect subsequent changes to the estimated outcome of the performance condition until the end of the respective performance period.

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
The Company noted no recently issued accounting pronouncements that will impact its condensed consolidated financial statements. No new accounting pronouncements were adopted during the nine months ended September 30, 2023.
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
As of September 30, 2023, severance payments obligations to ValenzaBio employees in the amount of $1.2 million were included in the condensed consolidated balance sheet. The accretion of severance payments obligations of less than

$0.1 million and less than $0.1 million were included in research and development and general and administrative expenses, respectively, in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2023. The accretion of severance payments obligations was less than $0.1 million for the three months ended September 30, 2023.
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
Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. The Company had no Level 3 financial assets or liabilities as of September 30, 2023. The derivative tranche liability related to the Series C financing second tranche closing (Note 10) was a Level 3 financial liability as of December 31, 2022.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2023
As of September 30, 2023:	Total	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$84,761	$84,761	$-	$-
U.S. Treasury obligations ($223,032 included in cash and cash equivalents)	$514,050	—	514,050	—
Corporate debt obligations ($46,714 included in cash and cash equivalents)	$140,853	—	140,853	—
Federal agency obligations ($21,347 included in cash and cash equivalents)	$41,891	—	41,891	—
Total fair value of assets	$781,555	$84,761	$696,794	$-

	Fair Value Measurements as of December 31, 2022
As of December 31, 2022:	Total	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$238,223	$238,223	$-	$-
U.S. Government bonds	25,459	-	25,459	-
U.S. Treasury bills	11,404	11,404	-	-
Corporate debt obligations	2,141	-	2,141	-
Federal agency obligations	8,506	-	8,506	-
Total fair value of assets	$285,733	$249,627	$36,106	$-

Liabilities:
Derivative tranche liability	$10,291	$-	$-	$10,291
Total fair value of liabilities	$10,291	$-	$-	$10,291

Classified as:	September 30, 2023	December 31, 2022
Cash and cash equivalents	$374,862	$238,223
Short-term marketable securities	406,693	47,510
Total cash equivalents and marketable securities	$781,555	$285,733
The following table sets forth the changes in the fair value of Level 3 liabilities (in thousands):

Derivative Tranche Liability
Balance as of December 31, 2022	$10,291
Change in fair value	(10,291)
Balance as of September 30, 2023	$—
The derivative tranche liability was issued on September 9, 2022 with a fair value of $10.8 million. The fair value of the derivative tranche liability has been estimated using a probability weighted model. Upon the closing of the IPO, on May 9, 2023, the derivative tranche liability was remeasured at fair value based on its intrinsic value and it was terminated. Intrinsic value was calculated as a difference between the IPO price of $18.00 per share and $12.2661, the Series C second tranche closing per share purchase price. The fair value of the derivative tranche liability upon the closing of the IPO was determined to be zero and the Series C Second Tranche Closing was terminated. The following significant assumptions were used to estimate fair value of the derivative tranche liability as of December 31, 2022:

December 31, 2022
Probability of achieving specified conditions	80%
Fair value of Series C preferred stock share	$12.2661
Discount rate	25%

5. Available-For-Sale Marketable Securities
The following tables summarize the estimated fair value of the Company’s available-for-sale marketable securities as of September 30, 2023 and December 31, 2022 (in thousands):

As of September 30, 2023:	Total Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Total Estimated Fair Value

Money market funds (included in cash and cash equivalents)	$84,761	$-	$-	$84,761
U.S. Treasury obligations ($223,032 included in cash and cash equivalents)	514,029	51	(30)	514,050
Corporate debt obligations ($46,714 included in cash and cash equivalents)	140,923	4	(74)	140,853
Federal agency obligations ($21,347 included in cash and cash equivalents)	41,892	5	(6)	41,891
Total available for sale marketable securities	$781,605	$60	$(110)	$781,555

As of December 31, 2022:	Total Amortized Cost	Total Unrealized Loss (1)	Total Estimated Fair Value

Money market funds (included in cash and cash equivalents)	$238,223	$-	$238,223
U.S. Government bonds	25,506	(47)	25,459
U.S. Treasury obligations	11,430	(26)	11,404
Corporate debt obligations	2,145	(4)	2,141
Federal agency obligations	8,515	(9)	8,506
Total available for sale marketable securities	$285,819	$(86)	$285,733
(1)The Company did not have any gross unrealized gains as of December 31, 2022.

As of September 30, 2023 and December 31, 2022, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the nine months ended September 30, 2023 and for the year ended December 31, 2022, the Company did not recognize any impairment losses on its investments.
The Company presents accrued interest receivable related to the available-for-sale marketable securities in prepaid expenses and other current assets, separate from short-term investments in the condensed consolidated balance sheet. As of each of September 30, 2023 and December 31, 2022, accrued interest receivable was $0.7 million and $0.1 million, respectively. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. The Company has not written off any accrued interest receivables for the three and nine months ended September 30, 2023.

6. Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance and other current assets	$1,834	$86
Prepaid research and development expenses	1,645	682
VAT receivable	1,292	—
Prepaid other services	776	288
Interest receivable	660	138
Research and development credit receivable	-	250
Total	$6,207	$1,444
Prepaid expenses and other assets, non-current
Other non-current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid research and development expenses, non-current	$2,448	$1,964
Security deposits	34	—
Deferred IPO offering costs	—	774
Acquisition transaction costs	-	1,121
Total	$2,482	$3,859
Property, plant and equipment
Property, plant and equipment consisted of the following as of September 30, 2023 (in thousands):

September 30, 2023
Construction in progress	$1,499
Furniture and fixtures	263
Computer and other equipment	344
Leasehold improvements	90
Total property, plant and equipment, gross	2,196
Less: accumulated depreciation and amortization	(67)
Property, plant and equipment, net	$2,129
There was no property, plant and equipment balance as of December 31, 2022.
Accrued compensation and other current liabilities
Accrued compensation and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$4,016	$3,068
Accrued professional services fees (1)	751	808
Other accrued expenses and current liabilities	377	361
Total	$5,144	$4,237

(1)IPO offering costs included in accrued liabilities were zero and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.
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
The acquisition of the exclusive license was accounted for as an in-process research and development asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $25.0 million was recorded as research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Milestone payments are contingent consideration and are accrued when contingent events occur and achievement of milestones is probable. Royalties will be recognized as cost of sales when products are sold and royalties are payable. No milestone or royalties were probable and estimable as of September 30, 2023 and December 31, 2022.
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
As of September 30, 2023, no milestones were probable and accrued in the condensed consolidated balance sheet. The payment of $10.0 million for additional license fees was recorded as research and development expenses in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2023.
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
As of September 30, 2023, no milestones were probable and accrued in the condensed consolidated balance sheet.
8. Commitments and Contingent Liabilities
License Agreements
The Company is required to pay certain milestones upon the achievement of specific development and regulatory events, upon products’ commercialization and products’ royalties under its license agreements, including its agreements with Affibody, Pierre Fabre, Novelty Nobility and other non-exclusive license agreements. None of the milestones were achieved or probable, all products were in development, as such, no milestones or royalties were accrued in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
Research and Development Agreements
The Company enters into various agreements in the ordinary course of business, such as those with suppliers, contract research organizations, contract manufacturing organizations, and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. As of September 30, 2023, and December 31, 2022, there were no amounts accrued related to termination and cancellation charges in the consolidated balance sheets, as the Company has not determined cancellation to be probable.
Lease
In January 2023, the Company entered into a lease agreement to rent approximately 10,012 square feet of office space in Agoura Hills, California. The term of the lease is 65 months with an option to extend it for an additional three years. Monthly rent payments are approximately $30,500, subject to an annual 3.0% increase and six months rental abatement during the first year. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In connection with the lease agreement, the Company made a security deposit of $34,000, that is included in prepaid expenses and other assets, non-current in the condensed consolidated balance sheet as of September 30, 2023.
As of the lease commencement date the Company recorded $1.3 million as right-of-use (“ROU”) asset and operating lease liability, non-current, in the condensed consolidated balance sheet.
In July 2023, the Company entered into a lease agreement to rent approximately 22,365 square feet of office space in South San Francisco with the commencement date to be determined upon completion of work to be performed by the landlord. The term of the lease is 60 months with an option to extend it for an additional three years at then current market rates. Monthly base rent payments are approximately $150,000, subject to an annual 3.5% increase and a share of building operating expenses. The lease has not commenced as of September 30, 2023.
Operating lease costs were less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and were recorded in general and administrative expenses and research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of September 30, 2023 (in thousands):

2023 (remainder of the year)	$61
2024	375
2025	386
2026	398
2027	409
Thereafter	280
Total future lease payments	1,909
Less imputed interest	(476)
Total operating lease liability balance	1,433
Less current portion of lease liability (included in Accrued compensation and other current liabilities)	(181)
Operating lease liability, non-current	$1,252
The weighted-average remaining lease term was 59 months and the weighted-average discount rate was 12%.
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
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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
The significant rights, preferences and privileges of the Company’s redeemable convertible preferred stock were as follows:
Dividends — The holders of Series A Stock, Series B Stock and Series C Stock were entitled to receive noncumulative dividends at the rate of 8% of the original issue price per share, when, as and if declared by the Board. No dividends were declared and payable for the nine months ended September 30, 2023 and 2022.
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
Following the termination of the Series C Second Tranche Closing at the closing of the IPO the Company recognized a gain on change in fair value of the derivative tranche liability in the amount of zero and $10.3 million in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023, respectively.
11. Common Stock
On May 9, 2023, immediately prior to the IPO closing, each share of the Company’s Class A Common Stock then issued and outstanding was reclassified and became one share of the Company’s common stock. As of September 30, 2023 and December 31, 2022, there were no shares of Class B Common Stock outstanding.
As of September 30, 2023 and December 31, 2022, the Company’s common stock reserved for future issuance was as follows:

	September 30,	December 31,
	2023	2022
Shares available for future grants under Equity Incentive Plan	4,700,672	1,570,353
Outstanding stock options	8,704,462	5,036,946
Performance-based restricted stock units	2,988,492	-
Outstanding restricted stock units	2,183,413	1,107,213
Options assumed upon ValenzaBio acquisition	1,249,811	—
ESPP Shares available for future grants	900,000	—
Redeemable convertible preferred stock	—	40,743,522
Total shares reserved for future issuance	20,726,850	48,458,034

Founders’ Common Stock
On the IPO closing date, according to the terms of the restated certificate of incorporation, each share of the founders’ Class A Common Stock issued and outstanding was reclassified and became 1 share of the Company’s common stock; no vesting or other terms were modified.
In July 2020, the Company issued 2,839,749 shares of its common stock to founders at a price of $0.00002 per share. The issuance price was the estimated fair value of the shares as the shares were issued at inception and no intellectual property was contributed by the founders. The founders have voting rights and rights to receive dividends regardless of the vesting of the shares. Issued shares vest monthly over 48 months, as founders continue providing services to the Company. The Company has the right to repurchase unvested shares at the price paid by the founders if services are terminated. Stock-based compensation expense was minimal for these shares. In December 2022, the Company repurchased 591,613 restricted common shares at the original purchase price that were unvested as of the date of repurchase in connection with one founder’s resignation. As of September 30, 2023 and December 31, 2022, 295,803 and 562,032 shares were unvested, respectively. During the three and nine months ended September 30, 2023, 88,743 and 266,229 founders’ shares vested, respectively.
12. Equity Incentive Plans
In April 2023, the Company’s board of directors adopted, and stockholders approved, the 2023 Equity Incentive Plan (the “2023 Plan”) that became effective on May 4, 2023. The Company reserved 12,000,000 new shares of common stock for issuance under the 2023 Plan. In addition, 6,920,846 shares issued and outstanding under the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”), may be added to the 2023 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2023 Plan also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2024 and ending on January 1, 2033, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of stock as determined by the Company’s board of directors. No more than 56,762,538 shares of stock may be issued upon the exercise of incentive stock options under the 2023 Plan. The Company may grant incentive stock options, nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), performance awards and other awards to the Company’s officers, employees, directors and consultants. Options under the 2023 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the common stock on the date of grant and usually vest over four years. The exercise price of an option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under our 2023 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. The 2023 Plan is the successor to and continuation of the 2020 Plan and no additional awards may be granted under the 2020 Plan. All outstanding awards granted under the 2020 Plan will remain subject to the terms of the 2020 Plan. The 2020 Plan provided for the grant of incentive stock options, nonstatutory stock options, RSUs and RSAs to the Company’s officers, employees, directors and consultants. As of September 30, 2023, 4,661,603 shares of the Company’s common stock were reserved for issuance under the 2023 Plan.
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
A summary of option activity under the 2020 Plan and 2023 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,036,946	$4.7872	9.5	$5,488
Options granted	4,771,615	$16.8645
Options exercised	(40,570)	0.7700
Options forfeited	(1,063,529)	10.9236
Outstanding at September 30, 2023	8,704,462	$10.6860	8.9	$26,543
Exercisable at September 30, 2023	1,347,153	$4.3478	6.7	$8,028
Vested and expected to vest at September 30, 2023	8,704,462	$10.6860	8.9	$26,543
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at September 30, 2023 and December 31, 2022. Fair value of shares vested during the three and nine months ended September 30, 2023 was $6.0 million and $7.8 million, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2023 was $16.90 and $13.69, respectively.
ValenzaBio 2020 Stock Option Plan
On January 4, 2023, in connection with the Acquisition, the Company assumed the ValenzaBio 2020 Stock Option Plan and options to issue 1,249,811 shares of the Company’s Class A Common Stock to ValenzaBio option holders, who entered into consulting agreements with the Company. The weighted-average exercise price of assumed options was $3.6736 per share.
Under the terms of the Merger Agreement, the assumed options vested in full on March 31, 2023. No options were exercised for the three and nine months ended September 30, 2023.
The Company recognized the full amount of stock-based compensation expense of $4.9 million, including $3.1 million as research and development expenses and $1.8 million as general administrative expenses, related to assumed options in the condensed consolidated statement of operations for the nine months ended September 30, 2023.
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
On May 9, 2023, the IPO closing date, 640,416 RSUs vested and the Company recognized $5.5 million stock-based compensation expense. The Company issued 303,237 shares and withheld 337,179 shares to satisfy tax withholding obligations of $8.3 million paid upon the RSU settlement. 466,797 RSUs remained unvested as of September 30, 2023.
On August 16, 2023, the Company granted RSU awards for 1,725,168 shares to certain employees of the Company, which shall vest in four equal installments beginning on May 15, 2024, subject to the employee’s continuous service through each applicable vesting date.

Performance-Based Restricted Stock Units

In August 2023, the Company granted PSUs to certain employees and officers of the Company. The PSUs may vest over several years subject to the achievement of (i) certain clinical development milestones over a performance period from the grant date to May 2027 (the “Performance Period”) or (ii) market conditions (i.e., stock price hurdle) based on pre-specified volume-weighted average stock price measurements as of each vesting performance measurement date, and continued employment with the Company through the applicable vesting date(s). The target number of shares under the PSUs is 3,135,104. The ultimate number of PSU shares that may vest, in the aggregate over the Performance Period, could in certain cases be up to 150% of the target number of shares upon the achievement of certain market or performance conditions.

A summary of PSU activity based on the target number of shares is presented in the following table:

	Number of PSUs	Weighted-Average Grant Date Fair Value*
Outstanding at December 31, 2022	—	$—
Granted	3,135,104	$27.43
Vested	—	$—
Forfeited	(146,612)	$27.43
Outstanding at September 30, 2023	2,988,492	$27.43
*The grant date fair value is based only on the PSUs with market conditions and does not factor in any performance conditions.
As the PSUs granted in 2023 are subject to a market condition, the grant date fair value for such PSUs was based on a Monte Carlo simulation model. The Company estimated the fair value of PSUs based on the grant date price of its common stock of $26.97 and the following assumptions: expected volatility of 87.71%, risk-free-rate of 4.47%, and zero expected dividend yield. In 2023, the Company granted PSUs to employees with a weighted-average grant date fair value of $27.43. The unvested awards will expire if it is determined that the vesting conditions have not been met during the applicable three-year performance period.
2023 Employee Stock Purchase Plan
The first purchase period commenced on June 15, 2023 and will end on December 14, 2023. The Company recorded $0.3 million in accrued liabilities as of September 30, 2023.
Stock-Based Compensation Expense
The Company uses the Black-Scholes valuation model and made the following assumptions to estimate fair value of each option at the grant date for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022

Expected volatility	87.34% - 87.93%	99.91%	75.30% - 92.20%	99.99% - 102.81%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.95 – 6.04 years	6.08 years	5.77 - 6.08 years	5.90 - 6.08 years
Risk-free interest rate	4.14% - 4.61%	3.05%	3.30% - 4.61%	1.69% - 3.26%

The following table presents the classification of stock-based compensation expense related to awards granted under its equity incentive plans (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$11,741	$196	$22,292	$1,677
Research and development expenses	3,572	364	8,661	862
Total stock-based compensation expense	$15,313	$560	$30,953	$2,539
The stock-based compensation expense relates to the following equity-based awards:

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Restricted stock units	$2,345	$—	$7,884	$—
Performance-based restricted stock units	4,265	—	4,265	—
Stock options	8,577	560	18,661	1,234
ESPP	126	—	143	—
Restricted stock awards	—	—	—	1,305
Total stock-based compensation expense	$15,313	$560	$30,953	$2,539
The Company recognized $4.9 million stock-based compensation expense related to assumed ValenzaBio options and $0.9 million related to unvested options and RSAs net-settled at the closing of the Acquisition. As of September 30, 2023, there was $63.2 million of unrecognized stock-based compensation expense related to granted stock options, which is expected to be recognized over a weighted-average period of 3.4 years. As of September 30, 2023, there was $46.4 million of unrecognized stock-based compensation expense related to RSUs which will be recognized over the remaining vesting term through May 2027. The Company recognized $4.3 million in compensation expense during the three and nine months ended September 30, 2023 related to PSUs. This expense is related only to the market conditions. As of September 30, 2023, the Company evaluated the clinical development milestone performance conditions and determined them to be not probable of achievement. As of September 30, 2023, total compensation cost not yet recognized related to unvested PSUs was $77.7 million, which is expected to be recognized over a weighted-average period of 2.5 years. Total compensation cost not recognized related to unvested PSUs can increase up to $104.6 million depending on the future achievement of PSUs performance conditions.
13. Related Party Transactions
During the nine months ended September 30, 2022, the Company reimbursed one of its investors $10,000 for Series B Stock issuance costs.

14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(83,940)	$(14,406)	$(286,429)	$(44,965)
Denominator:
Weighted average common shares outstanding	97,227,070	3,358,972	61,580,296	3,268,666
Less: Weighted-average common shares subject to repurchase	(354,323)	(1,594,679)	(442,191)	(1,848,467)
Weighted-average common shares outstanding, basic and diluted	96,872,747	1,764,293	61,138,105	1,420,199
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(8.17)	$(4.68)	$(31.66)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2023	2022
Outstanding options to purchase common stock	8,704,462	2,598,180
Unvested RSUs outstanding	2,183,413	451,247
Outstanding options to purchase common stock assumed upon the ValenzaBio acquisition	1,249,811	0
Common stock subject to repurchase	295,803	1,477,641
Redeemable convertible preferred stock	0	40,743,522
Total	12,433,489	45,270,590
The table above does not include contingently issuable PSUs with performance vesting conditions, which as of September 30, 2023 were not deemed probable to be achieved (see Note 12).
15. Income Taxes
For the three and nine months ended September 30, 2023 and 2022, the Company did not record an income tax provision. The Company continues to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.

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
Our lead product candidate is izokibep, a small protein therapeutic designed to inhibit IL-17A with high potency through tight binding affinity and the potential for robust tissue penetration due to its small molecular size, about one-tenth the size of a monoclonal antibody. Izokibep is being evaluated in multiple late-stage trials in moderate-to-severe hidradenitis suppurativa (HS), psoriatic arthritis (PsA), and uveitis, with plans to initiate an additional Phase 3 program in axial spondyloarthritis (AxSpA) We are also developing lonigutamab, a subcutaneously delivered humanized IgG1 monoclonal antibody against IGF-1R, for the treatment of thyroid eye disease (“TED”), as well as SLRN-517, a monoclonal antibody targeting inhibition of c-KIT, which reduces mast cell proliferation and activity in various allergy and inflammatory diseases such as chronic urticaria.
Specifically, we are currently conducting a:
•Phase 2b/3 trial of izokibep in HS;
•Second Phase 3 trial of izokibep in HS;
•Phase 2b/3 trial of izokibep in PsA;
•Phase 2b/3 trial of izokibep in uveitis;
•Phase 1/2 trial of lonigutamab; and a
•Phase 1/2 trial of SLRN-517.

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
We have incurred significant losses and negative cash flows from operations since our inception. Our net loss for the years ended December 31, 2021 and 2022 was $41.8 million and $64.8 million, respectively, and $286.4 million for the nine months ended September 30, 2023. The net loss of $286.4 million in the nine months ended September 30, 2023 includes $123.1 million of expenses related to acquired in-process research and development assets without alternative future use and $10.0 million license fee payment to Pierre Fabre incurred in connection with the ValenzaBio acquisition. As of September 30, 2023, we had an accumulated deficit of 393.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements. We anticipate that our expenses will increase significantly in connection with our ongoing activities. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed, or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
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
As of September 30, 2023, we had $788.4 million in cash and cash equivalents and short-term marketable securities. On May 9, 2023, we closed our initial public offering (the “IPO”) in which we sold an aggregate of 34,500,000 shares of common stock at a price to the public of $18.00 per share, which included 4,500,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $573.6 million, after deducting underwriting discounts and commissions and other offering costs. Based on our current operating plan, we estimate that our existing cash and cash equivalents and short-term marketable securities will be sufficient to fund our operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.
Macroeconomic Trends and the Impact of the COVID-19 Pandemic
We continue to actively monitor the impact of various macroeconomic trends, such as the military conflicts in Ukraine and the Middle East, high rates of inflation, supply chain disruptions and geopolitical instability, and the COVID-19 pandemic on our business. To date, we have not experienced a material financial statement impact or business disruptions, including with our vendors or third parties, as a result of these negative macroeconomic trends or the COVID-19 pandemic. Our business has been, and may continue to be, impacted by the negative macroeconomic trends and the COVID-19 pandemic wherever we have clinical trial sites, contract manufacturing organization facilities or other business operations. For example, the COVID-19 pandemic has caused, and could continue to cause disruption in the operations of CMOs, CROs, and other third parties upon whom we rely.
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

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. For example, in September 2023, we announced that the primary endpoint of HiSCR75 at week 16 did not meet statistical significance in Part B of the Phase 2b/3 trial of izokibep in HS. The factors we believe contributed to the Part B results, including subject discontinuations unrelated to adverse events and a marked increase in placebo response rates during the course of the trial, could negatively impact the results of ongoing and future clinical trials of izokibep, including the ongoing Phase 3 trial of izokibep in HS, our ongoing Phase 2b/3 trial in PsA or trials in other indications. In any event, the negative results in Part B of the Phase 2b/3 trial may significantly extend our development timeline and significantly increase our development costs for HS. In this regard, we had previously planned for the inclusion of the Part B results from our Phase 2b/3 trial of izokibep in HS as part of the planned registrational package for HS. Subject to receiving feedback from the FDA regarding next steps for development of izokibep in HS, we may need to conduct and successfully complete both our ongoing Phase 3 trial in HS, as well as an additional Phase 3 trial in HS.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Operating expenses
Research and development	$74,562	$12,509	$62,053	496%
General and administrative	19,861	2,887	16,974	588%
Total operating expenses	94,423	15,396	79,027	513%
Loss from operations	(94,423)	(15,396)	(79,027)	513%
Interest income	10,502	986	9,516	*
Other expense, net	(19)	4	(23)	*
Net loss	$(83,940)	$(14,406)	$(69,534)	483%
*not meaningful
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
External costs:
CRO, CMO and Affibody transition services	$62,706	$8,997	$53,709	597%
Professional consulting services	1,519	468	1,051	225%
Other research and development costs, including laboratory materials and supplies	23	13	10	77%
Internal costs:
Personnel-related costs	9,991	2,990	7,001	234%
Facilities and overhead costs	323	41	282	*
Total research and development expense	$74,562	$12,509	$62,053	496%
*not meaningful
Research and development expenses increased by $62.1 million, from $12.5 million for the three months ended September 30, 2022, to $74.6 million for the three months ended September 30, 2023. The increase in research and development expenses was primarily due to costs associated with CMO and CRO expenses, personnel-related costs and professional consulting services.
External CRO, CMO and Affibody transition services expenses increased by $53.7 million, from $9.0 million for the three months ended September 30, 2022 to $62.7 million for the three months ended September 30, 2023. This increase in expenses was primarily as a result of the expansion and advancement of multiple immunology product candidates being investigated in parallel across multiple indications. We incurred development expenses of $1.9 million under our Affibody transition services agreement for the three months ended September 30, 2022. We did not incur such development expenses during the three months ended September 30, 2023 and do not expect to incur any significant expenses of such nature in future periods, as Affibody transition services were substantially completed during the year ended December 31, 2022. We expect that our CRO and CMO expenses related to our products in development will continue to increase as we progress in the clinical trials of these assets.

Our CRO and CMO expenses by program for the three months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Izokibep	$55,519	$7,090
Lonigutamab (XLRN-421)	2,724	—
SLRN-517	3,950	—
Other	513	—
Total CRO and CMO expense	$62,706	$7,090

Expenses related to professional consulting services increased by $1.0 million, from $0.5 million for the three months ended September 30, 2022 to $1.5 million for the three months ended September 30, 2023. We recognized less than $0.1 million consulting services expense during the three months ended September 30, 2023 related to former ValenzaBio research and development employees who entered into consulting agreements with us. Other professional consulting services expenses increased by $1.0 million, as we engage with other consultants for our research and development activities.
Personnel-related costs increased by $7.0 million from $3.0 million for the three months ended September 30, 2022 to $10.0 million for the three months ended September 30, 2023. Employees’ salaries and benefits increased by $3.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 related to increased headcount from 27 to 73 employees. Stock-based compensation expense increased by $3.2 million, from $0.4 million for the three months ended September 30, 2022 to $3.6 million for the three months ended September 30, 2023, as a result of additional options granted and an increase in our common stock fair value.
Facilities and allocated overhead costs increased by $0.3 million from less than $0.1 million for the three months ended September 30, 2022 to $0.3 million for the three months ended September 30, 2023, primarily as a result of increased allocated expenses, maintenance agreements expenses, software subscriptions and other IT related expenses.
General and Administrative Expenses
General and administrative expenses increased by $17.0 million from $2.9 million for the three months ended September 30, 2022 to $19.9 million for the three months ended September 30, 2023. These expenses increased primarily as a result of expanding our organizational capability necessary to support the development and commercialization of our broad portfolio of immunology product candidates being investigated in multiple indications.
Employees’ salaries and benefits increased by $2.5 million for the three months ended September 30, 2023 compared to September 30, 2022 as a result of increase in headcount as well as $0.6 million severance expense related to the departure of the former CFO in August 2023. The stock-based compensation expense increased by $11.5 million from $0.2 million for the three months ended September 30, 2022 to $11.7 million for the three months ended September 30, 2023, due to additional stock options, restricted stock units and performance-based restricted stock units granted as well as due to acceleration of vesting of stock options related to the departure of the former CFO in August 2023. Expenses related to professional consulting services increased by $2.1 million, from $0.8 million for the three months ended September 30, 2022 to $2.9 million for the three months ended September 30, 2023 due to an increase in consulting, legal, recruiting, audit and accounting services to support our Company’s growth, business development and other costs of operating as a public company. Facilities and allocated overhead costs increased by $0.9 million from $0.1 million for the three months ended September 30, 2022 to $1.0 million for the three months ended September 30, 2023, primarily as a result of increased allocated expenses, bank fees, rent and insurance expenses, software subscriptions and other IT related expenses.
Total Other Income, Net
Total other income, net increased by $9.5 million, from $1.0 million net income for the three months ended September 30, 2022 to $10.5 million net income for the three months ended September 30, 2023. The increase was primarily related to interest income earned on our available-for-sale marketable securities due to the increase in the balance as the Company completed its IPO in May 2023 and higher interest rates.
We recognized $10.5 million and $1.0 million interest income earned on our available-for-sale marketable securities for the three months ended September 30, 2023 and 2022, respectively.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Operating expenses
Research and development	$272,512	$38,222	$234,290	613%
General and administrative	44,440	8,145	36,295	446%
Total operating expenses	316,952	46,367	270,585	584%
Loss from operations	(316,952)	(46,367)	(270,585)	584%
Change in fair value of derivative liability	10,291	—	10,291	100%
Interest income	20,486	1,399	19,087	*
Other expense, net	(254)	3	(257)	*
Net loss	$(286,429)	$(44,965)	$(241,464)	537%
*not meaningful
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
External costs:
License fees and acquired in-process research and development expenses	133,057	—	133,057	100%
CRO, CMO and Affibody transition services	107,269	30,114	77,155	256%
Professional consulting services	8,572	1,088	7,484	688%
Other research and development costs, including laboratory materials and supplies	109	28	81	289%
Internal costs:
Personnel-related costs	22,724	6,935	15,789	228%
Facilities and overhead costs	781	57	724	*
Total research and development expense	$272,512	$38,222	$234,290	613%
*not meaningful
Research and development expenses increased by $234.3 million, from $38.2 million for the nine months ended September 30, 2022, to $272.5 million for the nine months ended September 30, 2023. The increase was primarily related to License fees and acquired in-process research and development expenses, external CRO, CMO and Affibody transition services expenses and costs related to personnel and professional consulting services.
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
External CRO, CMO and Affibody transition services expenses increased by $77.2 million, from $30.1 million for the nine months ended September 30, 2022 to $107.3 million for the nine months ended September 30, 2023. We incurred development expenses of $0.2 million and $15.1 million under our Affibody transition services agreement for the nine months ended September 30, 2023 and 2022, respectively. Affibody transition services were substantially complete during the year ended December 31, 2022, and we do not expect to incur any such significant expenses in future periods. We expect that our CRO and CMO expenses related to our products in development will continue to increase as we progress in the clinical trials of these assets.
Our CRO and CMO expenses by program for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Izokibep	$90,640	$14,992
Lonigutamab (XLRN-421)	5,779	—
SLRN-517	7,996	—
Other	2,631	—
Total CRO and CMO expense	$107,046	$14,992
Expenses related to professional consulting services increased by $7.5 million, from $1.1 million for the nine months ended September 30, 2022 to $8.6 million for the nine months ended September 30, 2023. We recognized stock-based compensation expense of $3.1 million and consulting services expense of $0.7 million for the nine months ended September 30, 2023. These expenses relate to the assumed ValenzaBio options and expenses incurred for former ValenzaBio research and development employees, who entered into consulting agreements with us. Other professional consulting services expenses increased by $3.7 million, as we engage with other consultants for our research and development activities.
Personnel-related costs increased by $15.8 million from $6.9 million for the nine months ended September 30, 2022 to $22.7 million for the nine months ended September 30, 2023. In January 2023, we recognized $2.5 million severance obligation expense in connection with the Acquisition. Employees’ salaries and benefits increased by $8.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 related to increased headcount. Stock-based compensation expense increased by $4.7 million, from $0.9 million for the nine months ended September 30, 2022 to $5.6 million for the nine months ended September 30, 2023, as a result of additional options granted and an increase in our common stock fair value.
Facilities and allocated overhead costs increased by $0.7 million from $0.1 million for the nine months ended September 30, 2022 to $0.8 million for the nine months ended September 30, 2023, primarily as a result of increased allocated expenses, maintenance agreements expenses, software subscriptions and other IT related expenses.
General and Administrative Expenses
General and administrative expenses increased by $36.3 million from $8.1 million for the nine months ended September 30, 2022 to $44.4 million for the nine months ended September 30, 2023.
Employees’ salaries and benefits increased by $5.7 million for the nine months ended September 30, 2023 compared to September 30, 2022 as a result of increase in headcount from 12 to 35 employees as well as $0.6 million severance expense related to the departure of the former CFO in August 2023. The stock-based compensation expense increased by $17.9 million from $1.7 million for the nine months ended September 30, 2022 to $19.6 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, we recognized $5.5 million related to restricted stock unit awards granted to our chief executive officer that vested upon the IPO closing. For the nine months ended September 30, 2022 we recognized $1.3 million expense related to vested restricted stock awards granted to our chief executive officer vested in March 2022. In January 2023, in connection with the Acquisition, we recognized $2.7 million stock-based compensation expenses. The increase in our stock-based compensation expense was due to a result of additional stock options, restricted stock units and performance-based restricted stock units granted and increase in our common stock fair value. In January 2023, in connection with the Acquisition, we also recognized $2.4 million severance obligation expense. Expenses related to professional consulting services increased by $7.8 million, from $1.8 million for the nine months ended September 30, 2022 to $9.6 million for the nine months ended September 30, 2023 due to an increase in consulting, legal, recruiting, audit and accounting services to support our Company’s growth. Facilities and allocated overhead costs increased by $1.4 million from $0.3 million for the nine months ended September 30, 2022 to $1.7 million for the nine months ended September 30, 2023, primarily as a result of increased allocated expenses, bank fees, rent and insurance expenses, software subscriptions and other IT related expenses. Other miscellaneous general and administrative expenses increased by $1.1 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Total Other Income, Net
Total other income, net increased by $29.1 million, from $1.4 million net income for the nine months ended September 30, 2022 to $30.5 million net income for the nine months ended September 30, 2023. The increase was primarily related to the change in fair value of the Series C derivative tranche liability and interest income earned on our available-for-sale marketable securities.
We also recognized $20.5 million and $1.4 million interest income earned on our available-for-sale marketable securities for the nine months ended September 30, 2023 and 2022, respectively. The increase in the interest income is primarily due to an increase in the balance of cash equivalents and available-for-sale marketable securities as the Company completed its IPO in May 2023 and higher interest rates.
We recognized a gain of $10.3 million related to the change in fair value of the Series C derivative tranche liability for the nine months ended September 30, 2023. The Series C derivative tranche liability was recognized in September 2022 and represents an obligation to issue Series C redeemable convertible preferred stock shares in the Series C second tranche closing under certain conditions. The Series C derivative tranche liability was recorded at fair value and were remeasured at each reporting period until it was terminated upon the IPO closing in May 2023.

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
As of September 30, 2023, we had $788.4 million in cash and cash equivalents and short-term marketable securities. Based on our current operating plan, we estimate that our existing cash and cash equivalents and short-term marketable securities will be sufficient to fund our current operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or maintain profitability and, unless and until we are able to commercialize our product candidates, if ever, we will continue to be dependent upon equity financing, debt financing, and other forms of capital raises. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
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
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates, including any requirement to (and/or as a result of negative of inconclusive clinical trial results for any of our product candidates) conduct more studies or generate additional data beyond that which we currently expect would be required to support a Biologic License Application (BLA);
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
Cash Flows
The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(96,074)	$(43,428)
Net cash used in investing activities	(355,138)	(109,487)
Net cash provided by financing activities	565,840	274,613
Net increase in cash and cash equivalents	$114,628	$121,698

Operating Activities
Net cash used in operating activities was $96.1 million and $43.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Cash used in operating activities in the nine months ended September 30, 2023 was primarily due to our net loss for the period of $286.4 million, of which $10.0 million is presented as cash used in investing activities as it related to a license fee payment to Pierre Fabre incurred in connection with the Acquisition. Adjustments to net loss for non-cash items also included $123.1 million expense related to in-process research and development assets without alternative future use incurred in connection with the Acquisition, $31.0 million related to stock-based compensation expense, $10.3 million gain related to the change in fair value of the derivative tranche liability, $5.6 million gain related to an accretion of discounts on short-term marketable securities, $0.1 million depreciation and amortization expense and $0.1 million non-cash lease expense. The changes in operating assets and liabilities of $42.0 million include an increase of $30.8 million in accrued research and development expenses, an increase of $11.2 million in accounts payable, an increase of $1.7 million in severance liability, and a decrease of $1.7 million in prepaid expenses and other assets, non-current, partially offset by an increase of $3.3 million in prepaid expenses and other current assets, and a decrease of less than $0.1 million in operating lease liability. The increase in accrued research and development expenses and accounts payable were primarily due to costs associated with the development of izokibep, SLRN-517 and lonigutamab. The increase in severance liability related to our obligation to make severance payments to certain former ValenzaBio employees in connection with the Acquisition.
Cash used in operating activities in the nine months ended September 30, 2022 was primarily due to our net loss for the period of $45.0 million, adjusted by non-cash charge of $2.5 million related to stock-based compensation expense and $0.1 million loss related to amortization of premiums and discounts on short-term marketable securities. The changes in operating assets and liabilities of $1.1 million include an increase of 2.6 million in prepaid expenses and other current assets, and an increase of $1.2 million in prepaid expenses and other assets, non-current, partially offset by an increase of $1.2 million in accounts payable, a $0.9 million increase in accrued compensation and other current liabilities, and an increase of $0.6 million in accrued research and development expenses .
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2023 of $355.1 million related to $538.0 million purchase of marketable securities and accrued interest, $10.0 million paid to Pierre Fabre for the amended license and commercialization agreement in connection with the Acquisition and $2.2 million purchases of fixed assets, partially offset by $128.7 million maturities of short-term marketable securities, $56.3 million in sales of marketable securities, and $10.0 million of cash acquired, net of acquisition costs, related to the Acquisition.
Cash used in investing activities for the nine months ended September 30, 2022 of $109.5 million related to purchase of marketable securities of $262.0 million, partially offset by proceeds from maturities of short-term marketable securities of $152.5 million.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2023 was $565.8 million, which consisted of $574.1 million net proceeds received from issuance of common stock upon the initial public offering, offset by $8.3 million taxes paid related to net share settlement of restricted stock units and $0.0 million for payments for deferred offering costs.
Cash provided by financing activities for the nine months ended September 30, 2022 of $274.6 million related to net proceeds received from the issuance of redeemable convertible preferred stock shares.
Contractual Obligations and Commitments
We enter into contracts in the normal course of business with suppliers, CROs, CMOs, clinical trial sites, and the like. These agreements provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancelable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancelable obligations under these agreements as of September 30, 2023 and December 31, 2022.

We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We could not estimate when such payments will be due and none of these events were probable to occur as of September 30, 2023 and December 31, 2022.
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
In July 2023, the Company entered into a lease agreement to rent approximately 22,365 square feet of office space in South San Francisco with the commencement date to be determined upon completion of work to be performed by the landlord. The term of the lease is 60 months with an option to extend it for an additional three years at then current market rates. Monthly base rent payments are approximately $150,000, subject to an annual 3.5% increase and a share of building operating expenses. The lease has not commenced as of September 30, 2023.
Recently Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Critical Accounting Policies and Significant Judgments and Estimates
A summary of critical accounting policies, significant judgements and estimates are disclosed in Note 2 of the notes to the audited consolidated financial statements for the year ended December 31, 2022 included in the Final Prospectus filed with the SEC on May 5, 2023. There have been no material changes to critical accounting policies and estimates during the nine months ended September 30, 2023.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weaknesses in our internal control over financial reporting described below.
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

As of September 30, 2023, we have continued with the remediation steps that were initiated in the first quarter of 2023, including, but not limited to, hiring additional accounting personnel to build our finance organization. Specifically, we hired our vice president and controller and a director of technical accounting during the quarter ended March 31, 2023.
We continued to refine the design and testing operating effectiveness of the controls related to the material weaknesses during the quarter ended September 30, 2023. We continue using services of a third-party firm to support management in testing the operating effectiveness of controls. While we believe these measures will remediate the material weaknesses identified and strengthen our internal control over financial reporting, the material weaknesses will not be considered remediated until the controls described above operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our ongoing and planned Phase 3 clinical trials of izokibep, even if successfully completed, may not be sufficient for approval of izokibep for the applicable indication.
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
Our lead product candidate is izokibep, an IL-17A inhibitor. In addition, we are advancing lonigutamab, and are also developing SLRN-517, a monoclonal antibody targeting c-KIT. We have and will continue to incur significant development and other expenses related to our clinical development and ongoing operations. Our net loss for the years ended December 31, 2021 and 2022 was $41.8 million and $64.8 million, respectively, and $286.4 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of 393.5 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates.
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
•experience any delays in our preclinical studies or clinical trials and regulatory approval for our product candidates due to the impacts of negative macroeconomic trends, such as high rates of inflation, geopolitical instability and war, and the lingering effects of the COVID-19 pandemic; and
•incur costs associated with operating as a public company.
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
All of our product candidates are either in preclinical or clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, despite encouraging results from the open-label Part A of our Phase 2b/3 trial of izokibep in HS, the primary endpoint of HiSCR75 at week 16 did not meet statistical significance in the Part B portion of such trial. This result significantly harmed our stock price and investor perceptions of the prospects for izokibep in HS, and may significantly extend our development timeline for such indication. The factors we believe contributed to the Part B results were primarily subject discontinuations unrelated to adverse events and a marked increase in placebo response rates during the course of the trial that led to overall placebo response rates that were markedly higher than historical rates in the HS indication. Our clinical trials are subject to significant risk factors that can have a material and negative impact on outcomes, many of which are beyond our control. Such factors include unexpectedly high placebo response rates and patient responder discontinuations unrelated to adverse events, such as we observed in our Phase 2b/3 trial of izokibep in HS. Other factors that can impact our clinical trial results include, without limitation, patient baseline demographics, clinical protocol adherence, physician and patient scored outcome measures, among others. Any such negative impacts could materially and adversely effect our business, development, regulatory approval and commercialization prospects of izokibep, or other product candidates. In addition, differences in trial design make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials. In addition, results in one indication may not be predictive of results for the same product candidate in another indication. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of such product candidates. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Commencing any future clinical trials is subject to finalizing the trial design and submitting an application to the FDA or a similar foreign regulatory authority. Even after we make our submission, the FDA or other regulatory authorities could disagree that we have satisfied their requirements or disagree with our study design, which may require us to complete additional trials, amend our protocols or impose stricter conditions on the commencement of clinical trials. There is typically a high rate of failure of product candidates proceeding through clinical trials, and failure can occur at any time. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support the approval of our current or any future product candidates.
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
•the number of participants required for clinical trials may be larger, enrollment in clinical trials may be slower, or participants may drop out or fail to return for post-treatment follow-up, in each case at a higher rate than we anticipate (as we experienced with respect to participant discontinuations in the Part B portion of our Phase 2b/3 trial of izokibep in HS);
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
Participant enrollment, a significant factor in the timing of clinical trials, is affected by many conditions including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of participants to clinical sites, the eligibility and exclusion criteria and overall design of the clinical trial, the inability to obtain and maintain participant consents, the ongoing risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies. Risks related to patient enrollment are heightened in longer clinical trials. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same areas as our product candidates, and this competition may reduce the number and types of participants available to us. Participants, including in any control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition or if they experience other difficulties or issues. Participants may also withdraw from the clinical trial if they experience improvement in their underlying manifestations of disease, and determine that further treatment is not necessary or unduly burdensome relative to their experienced improvement. Additionally, we could encounter delays if treating clinicians encounter unresolved ethical issues associated with enrolling participants in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Even if we are able to enroll a sufficient number of participants in our clinical trials, delays in enrollment or small population size may result in increased costs or may affect the timing or outcome of our clinical trials. We have in the past and may in the future experience participant withdrawals or discontinuations from our trials. Such withdrawals may compromise the quality of our data or contribute to negative or inconclusive results from trials, as we experienced in the week 16 Part B results of our Phase 2b/3 trial of izokibep in HS. Any of these conditions may negatively impact our ability to successfully complete such trials and/or include results from such trials in regulatory submissions, which could adversely affect our ability to advance the development of our product candidates in a timely and cost-efficient manner, or at all. For example in light of our week 16 Part B results in our Phase 2b/3 trial of izokibep in HS, subject to FDA feedback, the timeline for any potential related BLA submission for such indication may be significantly extended (or ultimately may not occur).
We could also encounter delays if a clinical trial is suspended, put on clinical hold or terminated by us, IRBs, or regulatory authorities, or if a clinical trial is recommended for suspension or termination by its applicable Data Safety Monitoring Board (“DSMB”). A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with applicable regulatory requirements, guidelines or clinical protocols; failure by CROs to perform in accordance with Good Clinical Practice (“GCP”) requirements; inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects; failure to establish or achieve clinically meaningful trial endpoints; changes in governmental regulations or administrative actions; or lack of adequate funding to continue the clinical trial. Clinical trials may also be delayed or terminated as a result of inconclusive or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
We may also, in the future, conduct preclinical and clinical research in collaboration with other academic, pharmaceutical and biotechnology entities. Such collaborations may be subject to additional delays because of the management of the trials, contract negotiations, the need to obtain agreement from multiple parties and may increase our costs and expenses.
Our development costs will increase if we experience delays or other modifications in clinical testing including, but not limited to, required or desired trial population sizes and/or the number of clinical studies required to be conducted to obtain relevant health authority approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could impact our ability to seek regulatory approval, and/or shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates. Any delays in, halts to, or increase in costs in, our clinical development programs may harm our business, financial condition, results of operations and prospects.
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

Future clinical trial outcomes could hinder our ability to raise additional capital when needed, or on terms acceptable to us. For example, the failure to achieve the primary endpoint in the Part B week 16 results of the Phase 2b/3 trial of izokibep in HS materially and negatively impacted our stock price. Delays in financings or limited access to capital may impact the scope, timing and ability to conduct all planned clinical development activities, which could materially and adversely affect our business, operations and financial condition.
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
Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications. For example, we are initially focused on our lead product candidates, izokibep for the treatment of HS, PsA, AxSpA and uveitis, and lonigutamab for the treatment of TED. As a result, we may forgo or delay pursuit of opportunities with other product candidates, or other indications for our existing product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications, including HS, may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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
Our product candidates will require substantial additional development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons, including the negative impacts of geopolitical instability and the COVID-19 or other pandemics or health crises. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints with statistical significance in clinical trials, such as what occurred in the week 16 results of the Part B portion of our Phase 2b/3 trial of izokibep in HS.
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
Our ongoing and planned clinical trials of izokibep for moderate-to-severe HS as well as non-infectious uveitis, even if successfully completed, may not be sufficient for approval of izokibep for the applicable indication.
We are evaluating izokibep in both moderate-to-severe HS as well as non-infectious uveitis as orphan indications, potentially eligible for orphan drug designation by regulatory authorities. The designation of izokibep as an orphan drug does not guarantee that any regulatory authority will accept fewer trials, accelerate regulatory review of, or ultimately approve izokibep for moderate-to-severe HS or non-infectious uveitis. We intend to continue our clinical development in moderate-to-severe HS and non-infectious uveitis whether or not we receive orphan drug designation. FDA approval of a new biologic or drug generally requires dispositive data from two well-controlled, Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Although we have discussed our plans with the FDA, we do not have any formal agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. If the FDA does not agree with our planned strategy, the FDA may ultimately require more Phase 3 clinical trials prior to approval in either indication. In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional trials to show that our product candidate is superior to the new products, such as an additional comparative trial against an approved therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate a subset of participants that have failed or who are ineligible for approved therapies, which are extremely difficult participants to treat and participants with advanced and aggressive disease, and our product candidates may fail to improve outcomes for such participants. Generally speaking, Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. If we are in the future required to conduct additional Phase 3 clinical trials for each of moderate-to-severe HS as well as non-infectious uveitis, then our development timeline will be significantly extended, and the related expenses will be significantly increased. Additionally, even if such trials are completed, they may not ultimately be sufficient to achieve health authority approval in one or more indications.
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
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval, including due to the heterogeneity of patient populations, participant discontinuation rates, or apparent improvement in trial participants receiving placebo such as those observed in week 16 results of Part B of the Phase 2b/3 trial of izokibep in HS;
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
As of November 6, 2023, we had 117 full-time employees. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover additional deficiencies in our existing systems and controls. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.
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
We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include workers’ compensation, cybersecurity, clinical trials, and directors’ and officers’ liability insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.
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
Our internal information technology systems and those of our CROs, CMOs, clinical sites and other contractors and consultants upon which we rely are vulnerable to cyberattacks, computer viruses, bugs, worms, or other malicious codes, malware (including as a result of advanced persistent threat intrusions), and other attacks by computer hackers, cracking, application security attacks, social engineering (including through phishing attacks and impersonation of employees), supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
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
While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in three financial institutions. Notwithstanding, those institutions are subject to risk of failure. For example, recent events surrounding certain banks, including Silicon Valley Bank (“SVB”), First Republic Bank and Signature Bank, created temporary uncertainty on their customers’ cash deposits in excess of Federal Deposit Insurance Corporation limits prior to actions taken by governmental entities. As of September 30, 2023 we have no direct exposure to such banks. While we do not expect further developments with any such banks to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.
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
As of December 31, 2021 and 2022, we had limited accounting personnel and other resources to address our internal control over financial reporting. In connection with the preparation of our financial statements for the years ended December 31, 2021 and 2022, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. These material weaknesses have not been remediated as of September 30, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
As of September 30, 2023, we have continued with the remediation steps that were initiated in the first quarter of 2023, including, but not limited to, hiring additional accounting personnel to build our finance organization. Specifically, we hired our vice president and controller and a director of technical accounting during the quarter ended March 31, 2023.
We continued to refine the design and testing operating effectiveness of the controls related to the material weaknesses during the quarter ended September 30, 2023. We continue using services of a third-party firm to support management in testing the operating effectiveness of controls. While we believe these measures will remediate the material weaknesses identified and strengthen our internal control over financial reporting, the material weaknesses will not be considered remediated until the controls described above operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
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
We acquired ValenzaBio on January 4, 2023. As of December 31, 2022, the management of ValenzaBio identified similar material weaknesses in its internal control over financial reporting as our material weaknesses discussed above, which have not been remediated as of September 30, 2023. Our remediation efforts include steps to address ValenzaBio’s material weaknesses.
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

• announcements relating to our product candidates, including the results of clinical trials by us or our collaborators such as our announcement of week 16 results from the Part B portion of our Phase 2b/3 trial of izokibep in HS, which significantly harmed our stock price;
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
• expiration of market standoff or lock-up agreements, which occurred on October 31, 2023 with respect to lock-up agreements entered into in connection with our IPO;
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
Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (for example, related to the ongoing Russia-Ukraine conflict or the recent state of war between Israel and Hamas and the related risk of a larger regional conflict). The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
We are subject to the periodic reporting requirements of the Exchange Act. We are in the process of designing our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures may not be effective. Any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met because of the inherent limitations in all control systems. For example, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that have not been remediated as of September 30, 2023.
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
The market price of our common stock is likely to continue to be volatile. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. In addition, litigation, including securities class action litigation, has often followed the announcement of adverse clinical or regulatory events such as negative or inconclusive clinical trial results, announcements of significant business transactions, such as the sale or purchase of a company, or announcement of any other strategic transaction. Any of these events may also result in investigations by the SEC or other regulatory authorities. In this regard, given the significant decline in our stock price following our announcement of week 16 results from the Part B portion of our Phase 2b/3 trial of izokibep in HS, it is possible that we could become subject to securities class action litigation. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation and divert our management’s attention from other business concerns, which could seriously harm our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Use of Proceeds
The net proceeds from our IPO have been invested according to our approved investment policy in a mix of money market funds and high-quality, fixed income securities. There has been no material change in the planned use of IPO proceeds from that described in the Final Prospectus.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Insider Trading Arrangements
During the three months ended September 30, 2023, the directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Shao-Lee Lin, M.D., Ph.D., Founder & Chief Executive Officer	Adoption	August 14, 2023	X		Up to 315,995(1)	March 1, 2025
Melanie Gloria, Chief Operating Officer	Adoption	August 14, 2023	X		Up to 80,000	November 30, 2024
Mina Kim, Chief Legal and Administrative Officer	Adoption	August 14, 2023	X		Up to 100,000	December 30, 2024
Ron Oyston, Chief People Officer	Adoption	August 14, 2023	X		Up to 15,200	November 1, 2024
Paul M. Peloso, M.D., Chief Medical Officer	Adoption	August 14, 2023	X		Up to 42,202	November 30, 2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1)Includes: (i) 100,000 shares of common stock; and (ii) up to 215,995 shares of common stock subject to restricted stock unit awards that may vest and be released to Dr. Lin on or prior to March 1, 2025 upon satisfaction of the applicable service conditions. The actual number of shares subject to restricted stock unit awards that will be released to Dr. Lin and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such awards and is not yet determinable.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization by and among the Registrant, ValenzaBio, Inc., WH1, INC., WH2, LLC and Seller Representatives LLC dated December 20, 2022.	S-1/A	333-271244	2.1	May 3, 2023
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41696	3.1	May 9, 2023
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41696	3.2	May 9, 2023
10.1	Separation Agreement and Release by and between Mardi C. Dier and the Company	8-K	001-41696	10.1	August 2, 2023
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins*	Instance Document
101.sch*	Inline XBRL Taxonomy Extension Schema Document
101.cal*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.def*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.lab*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.pre*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

ACELYRIN, INC.

November 9, 2023	/s/ Gil M. Labrucherie
Gil M. Labrucherie
Chief Financial Officer