Form 10-Q
period 2024-03-31
ACELYRIN, Inc.
filed 2024-05-14
CIK 1962918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   x     No    o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes x     No    o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	o	Accelerated filer	o	Non-accelerated filer	x	Smaller reporting company	o	Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    o    No    x
The number of shares of Registrant’s common stock issued and outstanding as of May 8, 2024, was 99,026,983.

ACELYRIN, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 ("Quarterly Report") contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Quarterly Report. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical and clinical trials, results of preclinical and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements speak only as of the date of this Quarterly Report and involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “anticipate,” “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
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
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein after we distribute this Quarterly Report, whether as a result of any new information, future events or otherwise.
In addition, “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon them.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
ACELYRIN, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$264,501	$218,097
Short-term marketable securities	414,037	503,229
Prepaid expenses and other current assets	15,443	15,312
Total current assets	693,981	736,638
Prepaid expenses and other assets, non-current	175	2,678
Operating lease right-of-use asset	1,149	1,195
Property, plant and equipment, net	2,179	2,179
Total assets	$697,484	$742,690

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$9,994	$41,920
Accrued research and development expenses	37,529	35,436
Accrued compensation and other current liabilities	4,182	6,833
Severance liability	578	970
Total current liabilities	52,283	85,159
Operating lease liability, non-current	1,134	1,194
Total liabilities	53,417	86,353

Stockholders’ equity
Common stock, par value of $0.00001 per share; 790,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 98,859,000 and 97,865,890 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	1,167,863	1,144,893
Accumulated other comprehensive income (loss)	(105)	162
Accumulated deficit	(523,692)	(488,719)
Total stockholders' equity	644,067	656,337
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$697,484	$742,690
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$58,032	$167,920
General and administrative	24,742	11,913
Total operating expenses	82,774	179,833
Loss from operations	(82,774)	(179,833)
Change in fair value of derivative tranche liability	—	147
Interest income	9,150	3,299
Other income (expense), net	38,651	(63)
Net loss	$(34,973)	$(176,450)
Other comprehensive gain (loss)
Unrealized gain (loss) on short-term marketable securities, net	(267)	86
Total other comprehensive gain (loss)	$(267)	$86
Net loss and other comprehensive loss	$(35,240)	$(176,364)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(8.61)
Weighted-average common shares outstanding, basic and diluted	97,913,660	20,492,101
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	97,865,890	$1	$1,144,893	$(488,719)	$162	$656,337
Issuance of common stock upon settlement of restricted stock units	—	—	47,639	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	20,163	—	—	20,163
Issuance of common stock upon exercise of options	—	—	945,471	—	2,807	—	—	2,807
Net loss	—	—	—	—	—	(34,973)	—	(34,973)
Unrealized gain on short-term marketable securities, net	—	—	—	—	—	—	(267)	(267)
Balance at March 31, 2024	—	$—	98,859,000	$1	$1,167,863	$(523,692)	$(105)	$644,067

Balance at December 31, 2022	40,743,552	$396,593	2,767,359	$—	$4,302	$(107,078)	$(86)	$(102,862)
Issuance of common stock in connection with ValenzaBio acquisition (Note 3)	—	—	18,885,731	—	128,735	—	—	128,735
Stock-based compensation expense	—	—	—	—	7,139	—	—	7,139
Net loss	—	—	—	—	—	(176,450)	—	(176,450)
Unrealized loss on short-term marketable securities, net	—	—	—	—	—	—	86	86
Balance at March 31, 2023	40,743,552	$396,593	21,653,090	$—	$140,176	$(283,528)	$—	$(143,352)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(34,973)	$(176,450)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation expense	20,163	7,139
Income from sale of asset	(7,000)	—
Expense related to acquired in-process research and development assets	—	133,057
Net amortization of premiums and accretion of discounts on marketable securities	(5,362)	(177)
Change in fair value of derivative tranche liability	—	(147)
Depreciation and amortization expense	55	-
Non-cash lease expense	46	16
Changes in assets and liabilities:
Prepaid expense and other current assets	205	825
Prepaid expenses and other assets, non-current	2,503	2,196
Accounts payable	(31,926)	2,990
Accrued research and development expenses	2,093	3,565
Accrued compensation and other current liabilities	(2,651)	(1,778)
Operating lease liability	(60)	—
Severance liability	(392)	3,435
Net cash used in operating activities	(57,299)	(25,329)
Cash flows from investing activities
Proceeds from sale of asset	7,000	—
ValenzaBio assets acquisition cash acquired, net of acquisition costs	—	10,007
Cash paid to acquire in-process research and development assets	—	(10,000)
Purchase of marketable securities	(198,007)	—
Proceeds from maturities of short-term marketable securities	289,567	47,773
Sales of marketable securities	2,391
Purchase of property, plant and equipment	(55)	(238)
Net cash provided by investing activities	100,896	47,542
Cash flows from financing activities
Proceeds from exercise of common stock options	2,807	—
Payments of initial public offering costs	—	(129)
Net cash (used in) provided by financing activities	2,807	(129)
Net increase in cash and cash equivalents	46,404	22,084
Cash and cash equivalents at beginning of period	218,097	267,110
Cash and cash equivalent at end of period	$264,501	$289,194

Supplemental disclosure of cash flow information:
Initial public offering costs included in accrued compensation and other current liabilities and accounts payable	$—	$2,180
Common stock issued in connection with ValenzaBio acquisition	$—	$128,735
Right-of-use assets obtained in exchange for operating lease liability	$—	$1,348
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
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. During the three months ended March 31, 2024 and 2023, the Company incurred net losses of $35.0 million and $176.5 million, respectively. The net loss of $35.0 million in the three months ended March 31, 2024 includes $37.0 million of other income related to payments in the quarter. The net loss of $176.5 million in the three months ended March 31, 2023 includes $123.1 million of expenses related to acquired in-process research and development assets without alternative future use and $10.0 million license fee payment to Pierre Fabre incurred in connection with the ValenzaBio acquisition. As of March 31, 2024, the Company had an accumulated deficit of $523.7 million. Cash used in operating activities was $57.3 million and $25.3 million for the three months ended March 31, 2024 and 2023, respectively.

The Company has historically financed its operations primarily through the sale of shares of its redeemable convertible preferred stock in private placements and the sale of shares of its common stock in its IPO. As of March 31, 2024, the Company had cash and cash equivalents and short-term marketable securities of $678.5 million. The Company does not have any products approved for sale and has not generated any revenue from product sales to date. The Company expects to continue to incur significant and increasing expenses and substantial losses for the foreseeable future as it continues its development of and seeks regulatory approvals for its product candidates and commercializes any approved products, seeks to expand its product pipeline and invests in its organization. The Company’s ability to achieve and sustain profitability will depend on its ability to successfully develop, obtain regulatory approval for and commercialize its product candidates. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Based on its current operating plan, management estimates that its existing cash and cash equivalents, including the proceeds from the IPO, will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024, (the “Annual Report on Form 10-K”) except for the updates to the following:
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
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report. The information as of December 31, 2023 included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.
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
Concentration of Credit Risk
Cash and cash equivalents, and short-term marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. As of March 31, 2024 and December 31, 2023, cash consists of cash deposited with one financial institution, and account balances exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of this institution.
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
As of March 31, 2024, and December 31, 2023, severance payments obligations were $0.2 and $0.3 million, respectively, included in the condensed consolidated balance sheets.
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
The Company’s financial instruments measured at fair value on a recurring basis consist of Level 1, Level 2, and Level 3 financial instruments. Usually, short term marketable securities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. Corporate debt obligations, commercial paper, government agency obligations and asset-backed securities are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2024
As of March 31, 2024:	Total	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$88,994	$88,994	$-	$-
U.S. Treasury obligations ($116,279 included in cash and cash equivalents)	398,486	-	398,486	-
Corporate debt obligations ($31,015 included in cash and cash equivalents)	148,866	-	148,866	-
Federal agency obligations ($4,973 included in cash and cash equivalents)	18,952	-	18,952	-
Total fair value of assets	$655,298	$88,994	$566,304	$-

	Fair Value Measurements as of December 31, 2023
As of December 31, 2023:	Total	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$23,205	$23,205	$-	$-
U.S. Treasury obligations ($146,497 included in cash and cash equivalents)	525,353	-	525,353	-
Corporate debt obligations ($23,313 included in cash and cash equivalents)	135,284	-	135,284	-
Federal agency obligations ($15,344 included in cash and cash equivalents)	27,746	-	27,746	-
Total fair value of assets	$711,588	$23,205	$688,383	$-

Classified as:	March 31, 2024	December 31, 2023
Cash and cash equivalents	$241,261	$208,359
Short-term marketable securities	$414,037	$503,229
Total cash equivalents and marketable securities	$655,298	$711,588

5. Available-For-Sale Marketable Securities
The following tables summarize the estimated fair value of the Company’s available-for-sale marketable securities as of March 31, 2024 and December 31, 2023 (in thousands):

As of March 31, 2024:	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Estimated Fair Value

Money market funds (included in cash and cash equivalents)	$88,994	$—	$-	$88,994
U.S. Treasury obligations ($116,279 included in cash and cash equivalents)	398,532	7	(53)	398,486
Corporate debt obligations ($31,015 included in cash and cash equivalents)	148,913	14	(61)	148,866
Federal agency obligations ($4,973 included in cash and cash equivalents)	18,963	—	(11)	18,952
Total available for sale marketable securities	$655,402	$21	$(125)	$655,298

As of December 31, 2023:	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Estimated Fair Value

Money market funds (included in cash and cash equivalents)	$23,205	$—	$-	$23,205
U.S. Treasury obligations ($146,497 included in cash and cash equivalents)	525,198	156	(1)	525,353
Corporate debt obligations ($23,313 included in cash and cash equivalents)	135,288	36	(40)	135,284
Federal agency obligations ($15,344 included in cash and cash equivalents)	27,735	12	(1)	27,746
Total available for sale marketable securities	$711,426	$204	$(42)	$711,588
As of March 31, 2024 and December 31, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three months ended March 31, 2024 and for the year ended December 31, 2023, the Company did not recognize any impairment losses on its investments.
The Company presents accrued interest receivable related to the available-for-sale marketable securities in prepaid expenses and other current assets, separate from short-term investments in the condensed consolidated balance sheet. As of March 31, 2024 and December 31, 2023, accrued interest receivable was $1.2 million and $0.8 million, respectively. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. The Company has not written off any accrued interest receivables for the three months ended March 31, 2024.
As of March 31, 2024, all available for sale marketable securities mature within one year.
6. Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid research and development expenses	$7,247	$8,184
Value-Added Tax (VAT) receivable	4,166	3,985
Prepaid insurance and other current assets	1,423	1,712
Interest receivable	1,189	764
Prepaid other services	1,418	667
Total	$15,443	$15,312

Prepaid expenses and other assets, non-current
Other non-current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid research and development expenses, non-current	$141	$2,644
Security deposits	34	34
Total	$175	$2,678
Property, plant and equipment, net
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Construction in progress	$1,452	$1,460
Computer and other equipment	407	407
Furniture and fixtures	357	306
Leasehold improvements	133	121
Total property, plant and equipment, gross	2,349	2,294
Less: accumulated depreciation and amortization	(170)	(115)
Property, plant and equipment, net	$2,179	$2,179
Accrued research and development expenses
Accrued research and development expenses are comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued clinical manufacturing expenses	$26,969	$22,232
Accrued clinical expenses	10,560	13,204
Total	$37,529	$35,436
Accrued compensation and other current liabilities
Accrued compensation and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$2,643	$5,417
Accrued professional service fees	1,020	1,099
Other accrued expenses and current liabilities	519	317
Total	$4,182	$6,833

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
The acquisition of the exclusive license was accounted for as an in-process research and development asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $25.0 million was recorded as research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Milestone payments are contingent consideration and are accrued when contingent events occur and achievement of milestones is probable. In November 2023, the Company paid a total amount of $15.0 million in relation with attaining one of the development milestones described above and recorded the payment within research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. Royalties will be recognized as cost of sales when products are sold and royalties are payable. No royalties or additional milestones were probable and estimable as of March 31, 2024 and December 31, 2023.
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
As of March 31, 2024, no milestones were probable and accrued in the condensed consolidated balance sheet.
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
As of March 31, 2024, no milestones were probable and accrued in the condensed consolidated balance sheet.

8. Commitments and Contingent Liabilities
License Agreements
The Company is required to pay certain milestones upon the achievement of specific development and regulatory events, upon products commercialization and products’ royalties under its license agreements, including its agreements with Affibody, Pierre Fabre, Novelty Nobility and other non-exclusive license agreements. None of the milestones, other than the $15.0 million Afiibody milestone in November 2023, were achieved or probable, all products were in development, as such, no milestones or royalties were accrued in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
Research and Development Agreements
The Company enters into various agreements in the ordinary course of business, such as those with suppliers, contract research organizations, contract manufacturing organizations, and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $117.7 million and $142.3 million as of March 31, 2024, and December 31, 2023, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of our engagements. During the three months ended March 31, 2024, and year ended December 31, 2023, there were no amounts accrued related to termination and cancellation charges in the consolidated balance sheets, as the Company has not determined cancellation to be probable.
Lease
In January 2023, the Company entered into a lease agreement to rent approximately 10,012 square feet of office space. The term of the lease is 65 months with an option to extend it for an additional three years. Monthly rent payments are approximately $30,500, subject to an annual 3.0% increase and six months rental abatement during the first year. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In connection with the lease agreement, the Company made a security deposit of $34,000, that is included in prepaid expenses and other assets, non-current in the condensed consolidated balance sheet as of December 31, 2023.
As of the lease commencement date the Company recorded $1.3 million as right-of-use (“ROU”) asset and operating lease liability, non-current, in the condensed consolidated balance sheet.
Operating lease costs were less than $0.1 million for each of the three months ended March 31, 2024 and 2023, and were recorded in general and administrative expenses and research and development expenses in the condensed consolidated statements of operations and comprehensive loss.
The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of March 31, 2024 (in thousands):

2024 (remainder of the year)	$283
2025	386
2026	398
2027	409
2028	280
Total future lease payments	1,756
Less imputed interest	(392)
Total operating lease liability balance	1,364
Less current portion of lease liability	(230)
Operating lease liability, non-current	$1,134
The weighted-average remaining lease term was 53 months and the weighted-average discount rate was 12%.
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
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
9. Common Stock
On May 9, 2023, immediately prior to the IPO closing, each share of the Company’s Class A Common Stock then issued and outstanding was reclassified and became one share of the Company’s common stock. As of December 31, 2023, there were no shares of Class B Common Stock outstanding.
As of March 31, 2024 and December 31, 2023, Common Stock reserved for future issuance by the Company was as follows:

	March 31,	December 31,
	2024	2023
Shares available for future grants under Equity Incentive Plan	3,787,834	3,526,392
Outstanding stock options	12,915,515	9,630,623
Performance-based restricted stock units[1]	2,906,352	2,964,072
Outstanding restricted stock units	3,369,141	2,166,016
Options assumed upon ValenzaBio acquisition	146,885	938,440
ESPP Shares available for future grants	1,854,494	875,836
Total shares reserved for future issuance	24,980,221	20,101,379
1 The performance-based restricted stock units balance is based on the target number of shares.

Founders’ Common Stock
On the IPO closing date, each share of the founders’ Class A common stock issued and outstanding was reclassified and became one share of the Company’s common stock; no vesting or other terms were modified.
In July 2020, the Company issued 2,839,749 shares of its common stock to founders at a price of $0.00002 per share. The issuance price was the estimated fair value of the shares as the shares were issued at inception and no intellectual property was contributed by the founders. The founders have voting rights and rights to receive dividends regardless of the vesting of the shares. Issued shares vest monthly over 48 months, as founders continue providing services to the Company. The Company has the right to repurchase unvested shares at the price paid by the founders if services are terminated. Stock-based compensation expense was minimal for these shares. In December 2022, the Company repurchased 591,613 restricted common shares at the original purchase price that were unvested as of the date of repurchase in connection with one founder’s resignation. As of March 31, 2024 and December 31, 2023, 118,320 and 207,060 shares were unvested, respectively. During the three months ended March 31, 2024 and year ended December 31, 2023, 88,743 and 354,972 founders’ shares vested.
10. Equity Incentive Plan
In April 2023, the Company’s board of directors adopted, and stockholders approved, the 2023 Equity Incentive Plan (the “2023 Plan”) that became effective on May 4, 2023. The Company reserved 12,000,000 new shares of common stock for issuance under the 2023 Plan. In addition, 6,920,846 shares issued and outstanding under the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”), have been added to the 2023 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2023 Plan also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2024 and ending on January 1, 2033, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of stock as determined by the Company’s board of directors. On January 1, 2024, 5,230,473 additional shares of common stock became available for issuance under the 2023 Plan pursuant to the provision. No more than 56,762,538 shares of stock may be issued upon the exercise of incentive stock options under the 2023 Plan. The Company may grant incentive stock options, nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), performance awards and other awards to the Company’s officers, employees, directors and consultants. Options under the 2023 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the common stock on the date of grant and usually vest over four years. The exercise price of an option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under our 2023 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. The 2023 Plan is the successor to and continuation of the 2020 Plan and no additional awards may be granted under the 2020 Plan. All outstanding awards granted under the 2020 Plan will remain subject to the terms of the 2020 Plan. The 2020 Plan provided for the grant of incentive stock options, nonstatutory stock options, RSUs and RSAs to the Company’s officers, employees, directors and consultants. As of March 31, 2024 and December 31, 2023, 3,787,834 and 3,526,392 shares of the Company’s common stock remained available for issuance under the 2023 Plan.
In April 2023, the Company’s board of directors and stockholders adopted the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 4, 2023. The ESPP authorized issuance of up to 900,000 shares of common stock. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase and offering consecutive periods. The aggregate number of shares reserved for sale under the 2023 ESPP will increase automatically on January 1 for a period of up to 10 calendar years, commencing on January 1, 2024, by the number of shares equal to the lesser of 1% of the Company's total outstanding shares of common stock on the immediately preceding December 31st, and 2,700,000 shares or a lesser number of shares as may be determined by the board of directors. On January 1, 2024, the Company registered 978,658 additional shares of its Common Stock under the ESPP pursuant to the provision. There were 1,854,494 and 875,836 ESPP shares available for future grants as of March 31, 2024 and December 31, 2023, respectively.

Stock Options
Stock options issued under the 2020 and 2023 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements.
A summary of option activity under the 2020 and 2023 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	9,630,623	$10.4619	9.0	$12,007
Options granted	3,779,070	7.6815
Options exercised	(153,916)	2.7305
Options expired	(360)	5.8766
Options forfeited	(339,902)	9.6418
Outstanding at March 31, 2024	12,915,515	$9.7622	9.1	$7,696
Exercisable at March 31, 2024	1,925,317	$4.9361	7.8	$4,034
Vested and expected to vest at March 31, 2024	12,915,515	$9.7622	9.1	$7,696
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at March 31, 2024 and December 31, 2023. Fair value of shares vested during the three months ended March 31, 2024 was $2.0 million. The weighted-average grant date fair value of options granted in three months ended March 31, 2024 was $5.3756.
ValenzaBio 2020 Stock Option Plan
On January 4, 2023, in connection with the Acquisition, the Company assumed the ValenzaBio 2020 Stock Option Plan and options to issue 1,249,811 shares of the Company’s Class A Common Stock to ValenzaBio option holders, who entered into consulting agreements with the Company. The weighted-average exercise price of assumed options was $3.6736 per share.
Under the terms of the Merger Agreement, the assumed options vested in full on March 31, 2023. A total of 791,555 options assumed under the ValenzaBio 2020 Stock Option Plan having the weighted-average exercise price of $4.0223 were exercised for the three months ended March 31, 2024.
The Company recognized the full amount of stock-based compensation expense of $4.9 million, including $3.1 million as research and development expenses and $1.8 million as general administrative expenses, related to assumed options in the consolidated statement of operations for the three months ended March 31, 2023.
Restricted Stock Units
A summary of unvested RSU activity is presented in the following table:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	2,166,016	$22.90
Granted	1,428,000	7.68
Vested	(47,639)	8.00
Forfeited	(177,236)	12.79
Unvested at March 31, 2024	3,369,141	17.19

Performance-Based Restricted Stock Units
In August 2023, the Company granted PSUs to certain employees and officers of the Company. The PSUs may vest over several years subject to the achievement of (i) certain clinical development milestones over a performance period from the grant date to May 2027 (the “Performance Period”) or (ii) market conditions (i.e., stock price hurdle) based on pre-specified volume-weighted average stock price measurements as of each vesting performance measurement date, and continued employment with the Company through the applicable vesting date(s). The target number of shares under the PSUs at grant date was 3,135,104. The ultimate number of PSU shares that may vest, in the aggregate over the Performance Period, could in certain cases be up to 150% of the target number of shares upon the achievement of certain market or performance conditions.
A summary of PSU activity based on the target number of shares is presented in the following table:

	Number of PSUs	Weighted-Average Grant Date Fair Value*
Outstanding at December 31, 2023	2,964,072	$27.43
Granted	—	—
Vested	—	—
Forfeited	(57,720)	27.43
Outstanding at March 31, 2024	2,906,352	$27.43
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
2023 Employee Stock Purchase Plan
The second purchase period commenced on December 15, 2023 and will end on June 14, 2024. The Company recorded less than $0.1 million in accrued liabilities as of March 31, 2024.
Stock-Based Compensation Expense
The Company used Black-Scholes option pricing model to estimate fair value of each option at the grant date based on the following assumptions for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023

Expected volatility	87.37% - 87.37%	91.36% - 92.20%
Expected dividend yield	0%	0%
Expected term (in years)	6.08 - 6.08	6.01 – 6.08
Risk-free interest rate	3.95% - 3.95%	3.39% - 4.12%

The following table presents the classification of stock-based compensation expense related to awards granted under the 2020 Plan and assumed ValenzaBio options (in thousands):

	Three Months ended March 31,
	2024	2023
Research and development expenses	$4,591	$3,765
General and administrative expenses	15,572	3,374
Total stock-based compensation expense	$20,163	$7,139
The stock-based compensation expense relates to the following equity-based awards:

	Three Months ended March 31,
	2024	2023
Restricted stock units	$4,415	$—
Performance-based restricted stock units	9,900	—
Stock options	5,751	7,062
ESPP	97	—
Restricted stock awards	—	77
Total stock-based compensation expense	$20,163	$7,139
The Company recognized $4.9 million stock-based compensation expense related to assumed ValenzaBio options and $0.9 million related to unvested options and RSAs net-settled at the closing of the Acquisition. As of March 31, 2024 there was $76.9 million of unrecognized stock-based compensation expense related to granted stock options, which is expected to be recognized over a weighted-average period of 3.1 years. As of March 31, 2024, there was $45.8 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of 3.0 years. The Company recognized $9.9 million in compensation expense during the three months ended March 31, 2024 related to PSUs. This expense is related to both the market and performance conditions associated with the PSUs. As of March 31, 2024, the Company evaluated the clinical development milestone performance conditions and determined certain conditions to be probable of achievement. As of March 31, 2024, total compensation cost not yet recognized related to unvested PSUs was $60.4 million, which is expected to be recognized over a weighted-average period of 2.0 years. Total compensation cost not recognized related to unvested PSUs can increase up to $80.3 million depending on the future achievement of PSUs performance conditions.
11. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(34,973)	$(176,450)
Denominator:
Weighted average common shares outstanding	98,090,167	21,023,566
Less: Weighted-average common shares subject to repurchase	(176,507)	(531,465)
Weighted-average common shares outstanding, basic and diluted	97,913,660	20,492,101
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(8.61)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2024	2023
Outstanding options to purchase common stock	12,915,515	5,554,611
Unvested RSUs outstanding	3,369,141	1,107,213
Unvested PSUs expected to vest	653,929	—
Outstanding options to purchase common stock assumed upon acquisition of ValenzaBio	146,885	1,249,811
Common stock subject to repurchase	118,320	473,290
ESPP	96,544	—
Redeemable convertible preferred stock	—	40,743,522
Total	17,300,334	49,128,447
The PSUs included above represent the expected payout at the reporting date under the current performance vesting conditions assessment (see Note 10).
12. Other Income
Arrangements with Vendors
In March 2024, we entered into arrangements with certain vendors where we received a payment of $30.0 million and a $5.0 million service credit.
The $30.0 million payment received from these arrangements was recorded as a gain in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024 and included in the cash flows from operating activities in the condensed consolidated statement of cash flows for the same period. The $5.0 million service credit was recorded as a credit within research and development expenses.
Asset sale
In January 2024, we entered into an asset purchase agreement (“Purchase Agreement”) with Tenet Medicines, Inc. (“Tenet”). We recorded $7.0 million cash received as other income (expense), net in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024.
In consideration for the licenses and other rights Tenet received under the Purchase Agreement, the Company is entitled to receive development, regulatory and commercial milestone payments of up to $157.5 million, royalty on worldwide net sales and payments on sublicense income.

13. Subsequent Events

Departure and Appointment of Directors or Certain Officers

By mutual agreement of Shao-Lee Lin, M.D., Ph.D. and the Company, Dr. Lin stepped down from her position as Chief Executive Officer and as a member of the Board, effective on May 8, 2024. The Company has entered into a Separation Agreement and Mutual Release with Dr. Lin (the “CEO Agreement”) pursuant to which the Company agreed to provide Dr. Lin with certain benefits, including the following: a lump sum payment equal to approximately 18 months of base salary, approximately 18 months of equity award and restricted stock vesting acceleration, up to 24 months of health insurance premium payments, a lump sum payment equal to a pro-rated portion of her 2024 target bonus, and an extension of the post-termination exercise period of her outstanding stock option awards. Separation expenses including stock-based compensation will be recorded in Q2 2024. In connection with Dr. Lin’s departure, the Company appointed Mina Kim as the Company’s Chief Executive Officer and as a member of the Board, effective as of May 9, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and related notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section titled “Special Note Regarding Forward-Looking Statements.”
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
Our lead product candidate, izokibep, is currently being evaluated in hidradenitis suppurativa (HS), psoriatic arthritis (PsA), and uveitis. We are also developing lonigutamab for the treatment of thyroid eye disease (“TED”), as well as are developing SLRN-517 in chronic urticaria.
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
We have incurred significant losses and negative cash flows from operations since our inception. Our net loss for the three months ended March 31, 2024 and 2023 was $35.0 million and $176.5 million, respectively. The net loss of $35.0 million in the three months ended March 31, 2024 includes $37.0 million of other income related to payments in the quarter and we do not expect further material other income for the remainder of 2024. The net loss of $176.5 million in the three months ended March 31, 2023 includes $123.1 million of expenses related to acquired in-process research and development assets without alternative future use and $10.0 million license fee payment to Pierre Fabre incurred in connection with our acquisition of ValenzaBio, Inc. or ValenzaBio, in January 2023. As of March 31, 2024, we had an

accumulated deficit of $523.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements. We anticipate that our expenses will increase significantly in connection with our ongoing activities. For example, in 2024, we have significant manufacturing activities to support potential Biologic License Application, or BLA, readiness for izokibep at our contract manufacturers including scale-up, product qualification lots, and stability studies. As a result, we expect the manufacturing spend portion of our research and development expenses in 2024 to be significantly higher than other years prior to potential product launch. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed, or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
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
As of March 31, 2024, we had $678.5 million in cash, cash equivalents and short-term marketable securities. On May 9, 2023, we closed our initial public offering (“IPO”) in which we sold an aggregate of 34,500,000 shares of common stock at a price to the public of $18.00 per share, which included 4,500,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $573.6 million, after deducting underwriting discounts and commissions and other offering costs. Based on our current operating plan, we estimate that our existing cash and cash equivalents and short-term marketable securities will be sufficient to fund our operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.
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
ValenzaBio Acquisition
On December 20, 2022, we entered into an Agreement and the Plan of Merger and Reorganization to acquire ValenzaBio (the “Acquisition”). The Acquisition closed on January 4, 2023. ValenzaBio was a privately held company developing therapies for autoimmune and inflammatory diseases. The acquisition of ValenzaBio added additional assets to our portfolio, including lonigutamab and SLRN-517. We determined that the Acquisition should be accounted for as an asset acquisition after considering whether substantially all of the fair value of the gross assets acquired was concentrated in a single asset or group of assets and whether we acquired a substantive process capable of significantly contributing to our ability to create outputs. As consideration, at the closing, we (i) issued 18,885,731 shares of our common stock to ValenzaBio stockholders and paid $7,663 in cash to one non-accredited investor, and (ii) assumed options of ValenzaBio optionholders who entered into consulting agreements with us, which became options for the purchase of an aggregate of 1,249,811 shares of our common stock upon the closing of the Acquisition on January 4, 2023. Outstanding shares and options were exchanged at an exchange ratio of 0.8027010-for-one. The assumed options vested on March 31, 2023 and are exercisable until the earlier of (i) 12 months following the termination of the optionholder’s continuous service with us, or (ii) the original expiration date of such assumed option.
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
•the timing, receipt, and terms of any approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;
•maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;
•changes in the competitive outlook;
•the extent to which we establish additional strategic collaborations or other arrangements; and
•the impact of any business interruptions to our operations or to those of the third parties with whom we work.
A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. For example, in September 2023, we announced that the primary endpoint of HiSCR75 at week 16 did not meet statistical significance in Part B of the Phase 2b trial of izokibep in HS. The factors we believe contributed to the Part B results, including responder discontinuations unrelated to adverse events and a marked increase in placebo response rates during the course of the trial, could negatively impact the results of ongoing and future clinical trials of izokibep, including the ongoing Phase 3 trial of izokibep in HS or trials in other indications. In any event, the negative results in Part B of the Phase 2b trial significantly extended our development timeline and significantly increased our development costs for HS. In this regard, we had previously planned for the inclusion of the Part B results from our Phase 2b trial of izokibep in HS as part of the planned registrational package for HS. However, we now would need to conduct and successfully complete both our ongoing Phase 3 trial in HS, as well as an additional Phase 3 trial in HS, for any registrational package in such indication.
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
We expect that our general and administrative expenses will increase substantially in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates, and facility occupancy costs. We also expect a continued increase in expenses associated with being a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements; costs related to the filed purported securities class action lawsuit against us; additional director and officer insurance costs; and investor and public relations costs.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and amortization of premiums and accretion of discounts on short-term marketable securities, net foreign currency transaction loss and gain on remeasurement of derivative tranche liability.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$58,032	$167,920	$(109,888)	(65)%
General and administrative	24,742	11,913	12,829	108%
Total operating expenses	82,774	179,833	(97,059)	(54)%
Loss from operations	(82,774)	(179,833)	97,059	(54)%
Interest income	9,150	3,299	5,851	177%
Change in fair value of derivative tranche liability	—	147	(147)	(100%)
Other income (expense), net	38,651	(63)	38,714	*
Total other income	47,801	3,383	44,418	1313%
Net loss	$(34,973)	$(176,450)	$141,477	(80)%
*not meaningful

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
External costs:
License fees and acquired in-process research and development expenses	$—	$133,057	$(133,057)	(100%)
CRO, CMO and Affibody transition services	41,384	23,040	18,344	80%
Professional consulting services	2,732	5,065	(2,333)	(46)%
Other research and development costs, including laboratory materials and supplies	105	—	105	100%
Internal costs:
Personnel-related costs	13,277	6,393	6,884	108%
Facilities and overhead costs	534	365	169	46%
Total research and development expense	$58,032	$167,920	$(109,888)	(65)%

Research and development expenses decreased by $109.9 million, from $167.9 million for the three months ended March 31, 2023, to $58.0 million for the three months ended March 31, 2024. The decrease was primarily related to the inclusion of $123.1 million of expenses related to acquired in-process research and development assets without alternative future use and $10.0 million license fee payment to Pierre Fabre in connection with the ValenzaBio acquisition incurred in the three months ended March 31, 2023, partially offset by increases in CRO, CMO and Affibody transition services expenses and personnel-related costs.
External CRO, CMO and Affibody transition services expenses increased by $18.3 million, from $23.0 million for the three months ended March 31, 2023 to $41.4 million for the three months ended March 31, 2024. The increase is mainly attributed to drug substance manufacturing expenses of $16.9 million and purchase of raw materials of $3.5 million. We expect that our CRO and CMO expenses related to our product candidates will continue to increase as we progress ongoing and planned clinical trials of these product candidates.
Our CRO and CMO expenses by program for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Izokibep	$39,229	$18,420
Lonigutamab (XLRN-421)	2,052	1,268
SLRN-517	35	2,274
Other	68	1,078
Total CRO, CMC, transition services	$41,384	$23,040
Expenses related to professional consulting services decreased by $2.3 million, from $5.1 million to $2.7 million for the three months ended March 31, 2024 compared to March 31, 2023, driven by the stock-based compensation expense of $3.1 million and consulting services expense of $0.5 million related to the assumed ValenzaBio options and expenses incurred for former ValenzaBio research and development employees, who entered into consulting agreements with us recognized in the three months ended March 31, 2023. Other professional consulting services expenses increased by $1.2 million, as we supplemented our internal research and development resources with consultants.
Personnel-related costs increased by $6.9 million from $6.4 million for the three months ended March 31, 2023 to $13.3 million for the three months ended March 31, 2024. Employees’ salaries and benefits increased by $3.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 related to increased headcount. Stock-based compensation expense increased by $3.9 million, from $0.7 million for the three months ended

March 31, 2023 to $4.6 million for the three months ended March 31, 2023, as a result of additional equity awards granted and an increase in our common stock fair value.
General and Administrative Expenses
General and administrative expenses increased by $12.8 million from $11.9 million for the three months ended March 31, 2023 to $24.7 million for the three months ended March 31, 2024.
Employees’ salaries and benefits increased by $14.3 million for the three months ended March 31, 2024 compared to March 31, 2023 mainly driven by the increase in stock-based compensation expense by $14.9 million from $0.7 million for the three months ended March 31, 2023 to $15.6 million for the three months ended March 31, 2024, due to increase in headcount and new equity awards granted.
Total Other Income
Total other income increased by $44.4 million, from $3.4 million net income for the three months ended March 31, 2023 to $47.8 million net income for the three months ended March 31, 2024. The increase was primarily related to non-recurring other income (expense), net and interest income earned on our available-for-sale marketable securities.
We recognized $9.2 million and $3.3 million interest income earned on our available-for-sale marketable securities for the three months ended March 31, 2024 and March 31, 2023, respectively.
We recognized $38.7 million of other income (expense), net related to non-recurring income from arrangements with vendors of $30.0 million, a sale of an asset of $7.0 million and transactions in foreign currencies for the three months ended March 31, 2024, compared to an expense of $0.1 million in the three months ended March 31, 2023. For further detail on other income for the three months ended March 31, 2024, see Note 12 to our condensed consolidated financial statements entitled “Other Income” in this Quarterly Report on Form 10-Q.
Liquidity, Capital Resources and Capital Requirements
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. From inception, we have primarily funded our operations from sales of shares of our redeemable convertible preferred stock in private placements and issuance of our common stock in our IPO in May 2023.
As of March 31, 2024, we had $678.5 million in cash and cash equivalents. Based on our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our current operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or maintain profitability and, unless and until we are able to commercialize our product candidates, if ever, we will continue to be dependent upon equity financing, debt financing, and other forms of capital raises. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
Future Funding Requirements
Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we continue to advance our product candidates, expand our corporate infrastructure, including the costs associated with being a public company, further our research and development initiatives for our product candidates, and incur costs associated with potential regulatory submissions and commercialization, including with respect to manufacturing activities to support potential BLA readiness. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates, including any requirement to (and/or as a result of negative or inconclusive clinical trial results for any of our product candidates) conduct more studies or generate additional data beyond that which we currently expect would be required to support a BLA;
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
•expenses and potential liabilities associated with the pending purported class action securities lawsuit;
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
Cash Flows
The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(57,299)	$(25,329)
Net cash provided by investing activities	100,896	47,542
Net cash provided by (used in) financing activities	2,807	(129)
Net increase in cash and cash equivalents	$46,404	$22,084
Operating Activities
Net cash used in operating activities was $57.3 million and $25.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
Cash used in operating activities in the three months ended March 31, 2024 was primarily due to our net loss for the period of $35.0 million, of which $7.0 million is presented as cash used in investing activities as it related to a payment received for a sale of an asset. Adjustments to net loss for non-cash items included $20.2 million related to stock-based compensation expense and $5.4 million gain related to an amortization of premiums and discounts on short-term marketable securities. The changes in operating assets and liabilities of $30.2 million include a decrease of $31.9 million in accounts payable and a $2.7 million decrease in accrued compensation and other current liabilities, partially offset by an increase of $2.1 million in accrued research and development expenses and an increase of $2.5 million in prepaid expenses and other assets, non-current. The increase in accrued research and development expenses and accounts payable were primarily due to costs associated with the development of izokibep and lonigutamab.
Investing Activities
Cash provided from investing activities for the three months ended March 31, 2024 of 100.9 million related to maturities and sales of short-term marketable securities, $7.0 million of cash received from a sale of an asset, partially offset by purchases of short-term marketable securities.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2024 was 2.8 million, which consisted of proceeds from exercise of common stock options.
Contractual Obligations and Commitments
We enter into various agreements in the ordinary course of business, such as those with suppliers, contract research organizations, contract manufacturing organizations, and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $117.7 million and $142.3 million as of March 31, 2024, and

December 31, 2023, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of our engagements. During the three months ended March 31, 2024, and year ended December 31, 2023, there were no amounts accrued related to termination and cancellation charges in the consolidated balance sheets, as the Company has not determined cancellation to be probable.
We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We could not estimate when such payments will be due and none of these events were probable to occur as of March 31, 2024 and December 31, 2023.
Recently Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Critical Accounting Policies and Significant Judgments and Estimates
A summary of critical accounting policies, significant judgements and estimates are disclosed in Note 2 of the notes to the audited consolidated financial statements for the year ended December 31, 2023 included in the Final Prospectus filed with the SEC on March 28, 2024. There have been no material changes to critical accounting policies and estimates during the three months ended March 31, 2024.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer and Chief Business Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer and Chief Financial Officer and Chief Business Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the material weaknesses in our internal control over financial reporting described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As of March 31, 2024, we concluded the following material weaknesses exist:
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
Remediation Plan and Status
As of the quarter ended March 31, 2024, our management, with the oversight of the Audit Committee of our Board of Directors, designed and implemented measures to remediate the control deficiencies contributing to the material weaknesses. These remediation efforts include the following:
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

however, we have determined that certain controls have not operated for a sufficient period of time to fully conclude remediation of the two material weaknesses as of March 31, 2024. We believe the measures described above and upon completion of further operation and testing of the required controls will remediate the two unremediated material weaknesses and strengthen our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we may become involved in additional legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of outcome, such additional proceedings or claims could have and adverse impact on us because of defense and settlement costs, diversion of resources, and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before deciding to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our audited financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. We cannot assure you that any of the events discussed below will not occur. These events could adversely impact our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.
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
•Our clinical trials may reveal significant adverse events not seen in our preclinical studies or prior clinical trials and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of izokibep, lonigutamab, SLRN-517 or any future product candidates.
•We face competition from entities that have made substantial investments into the rapid development of novel treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, many of which already have approved therapies and/or product candidates under development, in our current indications.
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
•Our ongoing and planned clinical trials, even if successfully completed, may not be sufficient for approval of our product candidate for the applicable indication.
•We expect to engage in strategic transactions in the future, which could impact our liquidity, increase our expenses and present significant distractions to our management.
•We have material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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
Our lead product candidate is izokibep, an IL-17A inhibitor. In addition, we are advancing lonigutamab, an anti-IGF-1R inhibitor, and developing SLRN-517, a monoclonal antibody targeting c-KIT. We have and will continue to incur significant development and other expenses related to our clinical development and ongoing operations. Our net loss for the years ended December 31, 2023, 2022 and 2021 was $381.6 million, $64.8 million and $41.8 million, respectively. Our net loss for the three months ended March 31, 2024, and 2023 was $35.0 million and $176.5 million, respectively. As of March 31, 2024, we had an accumulated deficit of $523.7 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates.
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
Participants, including in any control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition or if they experience other difficulties or issues. Participants may also withdraw from the clinical trial if they experience improvement in their underlying manifestations of disease, and determine that further treatment is not necessary or unduly burdensome relative to their experienced improvement. Additionally, we could encounter delays if treating clinicians encounter unresolved ethical issues associated with enrolling participants in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Even if we are able to enroll a sufficient number of participants in our clinical trials, delays in enrollment or small population size may result in increased costs or may affect the timing or outcome of our clinical trials. We have experienced and expect to continue to experience participant withdrawals or discontinuations from our trials. Such withdrawals may compromise the quality of our data or contribute to negative or inconclusive results from trials, as we experienced in the week 16 Part B results of our Phase 2b trial of izokibep in HS. Any of these conditions may negatively impact our ability to successfully complete such trials and/or include results from such trials in regulatory submissions, which could adversely affect our ability to advance the development of our product candidates in a timely and cost-efficient manner, or at all. For example in light of our week 16 Part B results in our Phase 2b trial of izokibep in HS, the timeline for, and costs associated with, any potential related BLA submission for such indication has been significantly extended due to our need to conduct and successfully complete both our ongoing Phase 3 trial in HS, as well as an additional Phase 3 trial in HS, for any BLA submission for such indication.
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
Undesirable or clinically unmanageable side effects observed in our clinical trials for our product candidates could occur and cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. We have observed certain adverse events and serious adverse events (“SAEs”) in our clinical trials of izokibep, some of which have been determined to be drug-related by the principal investigator, and/or led to trial discontinuation. Based on the safety profile of the two currently approved anti-IL-17A agents, ixekizumab and secukinumab, certain side effects are expected as part of inhibiting the IL-17A pathway. We have seen, and expect to continue to see, similar results with izokibep, including adverse events and SAEs. These include, without limitation, injection site reactions, infections such as nasopharyngitis, and inflammatory bowel disease. In addition, candida rates are expected to be observed in 1-3% of trial participants. We expect that additional adverse events and SAEs consistent with known side effects of IL-17A inhibitors may continue to emerge in our ongoing and future clinical trials of izokibep.
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
Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications. For example, we are initially focused on our lead product candidates, izokibep for the treatment of HS, PsA, AxSpA and uveitis, and lonigutamab for the treatment of TED. As a result, we may forgo or delay pursuit of opportunities with other product candidates, or other indications for our existing product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications, including HS and PsA, may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.
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
Our current product candidates, initially under development for treatment of various immunological indications, if approved, would face competition from existing approved immunological treatments, many of which have achieved commercial success, as well as potential competition from product candidates in clinical development by third parties. For example, we are currently developing izokibep for the treatment of HS, PsA, AxSpA and uveitis. Many emerging and established life sciences companies have been focused on similar therapeutics and indications. If approved, izokibep would compete with currently approved therapeutics in each such indication as well as other drugs used to treat such patients, such as generic drugs and biosimilars. In addition, izokibep could face additional competition from other product candidates currently under clinical development by third parties, if any such candidates are approved. This increased competition could have a material adverse impact on our business if our anticipated market share, pricing, government and private payer access, or a combination thereof, are lower than expected due to competition from branded and generic alternative therapies.

We are also developing lonigutamab for the treatment of TED. If approved, lonigutamab would compete with the sole-approved product ("standard of care"), which has achieved wide-spread use in the treatment of TED. In addition to the standard of care, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. In addition, if approved, SLRN-517 would face competition from both existing marketed therapies as well as other symptomatic treatments such as glucocorticosteroids that have been used to alleviate acute exacerbations of chronic urticaria.
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
Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we have. In addition, many of these competitors have significantly greater experience than we have in conducting human clinical trials and obtaining regulatory approvals. Competitors could succeed in obtaining FDA or other regulatory approvals more rapidly than we potentially could, or obtain approvals for superior products. Competitors may also obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or any future product candidates. Many of our competitors have also established distribution channels, sales and marketing and other capabilities for the commercialization of their products, where we do not have any yet established. In addition, may competitors have greater name recognition and more extensive collaborative relationships. If we obtain regulatory approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our current or any future product candidates, the ease with which our current or any future product candidates can be administered and the extent to which participants accept relatively new routes of administration, the timing and scope of regulatory approvals for these product candidates, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our current or any future product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.
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
FDA approval of a new biologic or drug generally requires dispositive data from two well-controlled, Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. In certain indications, for example in uveitis and TED, our development plan is to conduct a Phase 2b/3 trial, in each case designed to be the first of two registrational trials in the applicable indication. We do not have any formal agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. If the FDA does not agree with our planned strategy, the FDA may ultimately require more Phase 3 clinical trials prior to approval in such indications. In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional trials to show that our product candidate is superior to the new products, such as an additional comparative trial against an approved therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate a subset of participants that have failed or who are ineligible for approved therapies, which are extremely difficult participants to treat and participants with advanced and aggressive disease, and our product candidates may fail to improve outcomes for such participants. Generally speaking, Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. If we are in the future required to conduct additional Phase 3 clinical trials for uveitis or TED, then our development timeline will be significantly extended, and the related expenses will be significantly increased. Additionally, even if such trials are completed, they may not ultimately be sufficient to achieve health authority approval in one or more indications.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent on the efforts and abilities of the principal members of our senior management and other key personnel. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates and prevent us from achieving our business objectives. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. For example, in May 2024, Shao-Lee Lin resigned as our Founder and Chief Executive Officer, and Mina Kim, our then Chief Legal and Administrative Officer, was appointed as our Chief Executive Officer. Executive management transition, particularly at the principal executive officer level, inherently causes some loss of institutional knowledge, which could negatively impact strategy, execution, and our ability to compete. In addition, changes to company strategy, which may occur with the appointment of new executive leadership, can create uncertainty. Transition periods are often difficult and may have a disruptive impact on our ability to retain and recruit talent, execute on our business plans, and could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
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
While we have implemented security measures to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, be able to detect, mitigate and remediate all such vulnerabilities, including in a timely manner. Vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities.
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
If any such incidents were to occur and cause interruptions in our operations, it could result in a disruption of our business and development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data, or may limit our ability to effectively execute a product recall, if required in the future. To the extent that any disruption or security incident were to result in the loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including individuals, customers, regulators and investors, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements can be costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Any such event could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates.
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
Through our hiring of necessary personnel and testing of related internal controls for design and operating effectiveness, we have determined that the material weakness related to insufficient accounting personnel was remediated as of December 31, 2023. However, we determined that the other identified material weaknesses, in the design and maintenance of an effective risk assessment process and controls over segregation of duties, remained unremediated as of March 31, 2024. The controls we have implemented, described further below, have not operated for a sufficient period of time and management has not yet concluded, through testing, that such controls are effective.
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
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. HHS released a report in February 2023 outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, in December 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. The National Institute of Standards and Technology thereafter published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Moreover, the American Taxpayer Relief Act of 2021, effective January 1, 2024, eliminates the statutory cap on rebate amounts owed by drug manufacturers under the MDRP, which was previously capped at 100% of the Average Manufacturer Price (“AMP”) for a covered outpatient drug.
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
In January 2024, there was congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S. 3558). If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase products or services from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by such legislation, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, and could adversely affect our financial condition and business prospects.
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
To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, as of March 31, 2024, material weaknesses exist in the design and operating effectiveness of our internal control over financial reporting. If we are unable to remediate these material weaknesses, or we identify more material weaknesses that we are not able to timely remediate to meet the applicable compliance deadline for the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be negatively affected and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.
Our disclosure controls and procedures may not be effective and may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures may not be effective. Any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met because of the inherent limitations in all control systems. For example, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that have not been remediated as of March 31, 2024.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACELYRIN, INC.

Dated: May 14, 2024	By:	/s/ Gil M. Labrucherie
	Name:	Gil M. Labrucherie
	Title:	Chief Financial Officer and Chief Business Officer (Duly authorized officer and principal financial and accounting officer)