Form 10-Q
period 2024-06-30
ACELYRIN, Inc.
filed 2024-08-13
CIK 1962918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    o    No    x
The number of shares of Registrant’s common stock issued and outstanding as of August 8, 2024, was 99,808,262.

ACELYRIN, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 ("Quarterly Report") contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Quarterly Report. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical and clinical trials, results of preclinical and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements speak only as of the date of this Quarterly Report and involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “anticipate,” “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•our plans relating to the development of our product candidates;
•the characteristics, safety, tolerability and efficacy of our product candidates, including the potential of our product candidates to demonstrate differentiation from other approved therapies or therapies in development;
•the timing, progress and results of our preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our development plans;
•the timing and costs involved in obtaining and maintaining regulatory approval of our product candidates, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations for certain of our product candidates for various diseases;
•our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and our ability to grow a salesforce;
•our estimates of the number of patients who suffer from the diseases we target, and the corresponding size of the market opportunities for our product candidates in each of the diseases we target;
•our ability to successfully procure the manufacture and supply of our product candidates for clinical trials and for commercial use, if approved;
•the rate and degree of market acceptance of our product candidates, as well as the pricing and reimbursement of our product candidates, if approved;
•our continued reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture and supply of our product candidates;
•the scope of protection we are able to establish and maintain for intellectual property rights related to our product candidates;
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
•our expectations regarding the impact of geopolitical conflicts and economic uncertainty, including rising interest rates and inflation on our business and operations, including clinical trials, contract manufacturing organizations ("CMOs"), collaborators, contract research organizations ("CROs") and employees;

•our expectations related to the costs, timing and the estimated financial impact of, and charges associated with, the restructuring plan we announced in August 2024; and
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
ACELYRIN, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$128,211	$218,097
Short-term marketable securities	507,029	503,229
Prepaid expenses and other current assets	13,021	15,312
Total current assets	648,261	736,638
Prepaid expenses and other assets, non-current	325	2,678
Operating lease right-of-use asset	1,101	1,195
Property, plant and equipment, net	1,509	2,179
Restricted cash	$543	$—
Total assets	$651,739	$742,690

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$40,722	$41,920
Accrued research and development expenses	35,117	35,436
Accrued compensation and other current liabilities	5,479	6,833
Severance liability	1,134	970
Total current liabilities	82,452	85,159
Operating lease liability, non-current	1,069	1,194
Total liabilities	83,521	86,353

Stockholders’ equity
Common stock, par value of $0.00001 per share; 790,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 99,570,421 and 97,865,890 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	1,177,748	1,144,893
Accumulated other comprehensive income (loss)	(167)	162
Accumulated deficit	(609,364)	(488,719)
Total stockholders' equity	568,218	656,337
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$651,739	$742,690
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$76,382	$30,030	$134,414	$197,950
General and administrative	16,643	12,666	41,385	24,579
Total operating expenses	93,025	42,696	175,799	222,529
Loss from operations	(93,025)	(42,696)	(175,799)	(222,529)
Change in fair value of derivative tranche liability	—	10,144	—	10,291
Interest income	8,447	6,685	17,597	9,984
Other income (expense), net	(1,094)	(172)	37,557	(235)
Net loss	$(85,672)	$(26,039)	$(120,645)	$(202,489)
Other comprehensive gain (loss)
Unrealized gain (loss) on short-term marketable securities, net	(62)	44	(329)	130
Total other comprehensive gain (loss)	$(62)	$44	$(329)	$130
Net loss and other comprehensive loss	$(85,734)	$(25,995)	$(120,974)	$(202,359)
Net loss per share attributable to common stockholders, basic and diluted	$(0.86)	$(0.40)	$(1.22)	$(4.71)
Weighted-average common shares outstanding, basic and diluted	99,161,710	65,210,117	98,537,685	42,974,640
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	97,865,890	$1	$1,144,893	$(488,719)	$162	$656,337
Issuance of common stock upon settlement of restricted stock units	—	—	47,639	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	20,163	—	—	20,163
Issuance of common stock upon exercise of options	—	—	945,471	—	2,807	—	—	2,807
Net loss	—	—	—	—	—	(34,973)	—	(34,973)
Unrealized gain (losses) on short-term marketable securities, net	—	—	—	—	—	—	(267)	(267)
Balance at March 31, 2024	—	$—	98,859,000	$1	$1,167,863	$(523,692)	$(105)	$644,067
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	—	$—	459,808	$—	$(1,937)	$—	$—	$(1,937)
Stock-based compensation expense	—	—	—	—	10,174	—	—	10,174
Issuance of common stock upon exercise of options	—	—	150,786	—	1,289	—	—	1,289
Net loss	—	—	—	—	—	(85,672)	—	(85,672)
Unrealized gain (losses) on short-term marketable securities, net	—	—	—	—	—	—	(62)	(62)
Issuance of common stock under the employee stock purchase plan	—	—	100,827	—	359	—	—	359
Balance at June 30, 2024	—	$—	99,570,421	$1	$1,177,748	$(609,364)	$(167)	$568,218

Balance at December 31, 2022	40,743,522	$396,593	2,767,359	$—	$4,302	$(107,078)	$(86)	$(102,862)
Issuance of common stock in connection with ValenzaBio acquisition	—	—	18,885,731	—	128,735	—	—	128,735
Stock-based compensation expense	—	—	—	—	7,139	—	—	7,139
Net loss	—	—	—	—	—	(176,450)	—	(176,450)

Unrealized gain (losses) on short-term marketable securities, net	—	—	—	—	—	—	86	86
Balance at March 31, 2023	40,743,522	$396,593	21,653,090	$—	$140,176	$(283,528)	$—	$(143,352)
Issuance of common stock upon initial public offering, net of underwriting discounts commissions and issuance costs of $47,354	—	$—	34,500,000	$—	$573,644	$—	$—	$573,644
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(40,743,522)	(396,593)	40,743,522	1	396,592	—	—	396,593
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	—	—	303,237	—	(8,325)	—	—	(8,325)
Stock-based compensation expense	—	—	—	—	8,501	—	—	8,501
Net loss	—	—	—	—	—	(26,039)	—	(26,039)
Unrealized gain (losses) on short-term marketable securities	—	—	—	—	—	—	44	44
Balance at June 30, 2023	—	$—	97,199,849	$1	$1,110,588	$(309,567)	$44	$801,066
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(120,645)	$(202,489)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation expense	30,337	15,640
Income from sale of asset	(7,000)	—
Expense related to acquired in-process research and development assets	—	133,057
Net amortization of premiums and accretion of discounts on marketable securities	(10,415)	(911)
Change in fair value of derivative tranche liability	—	(10,291)
Depreciation and amortization expense	171	27
Loss on disposal of property, plant and equipment	1,369	—
Non-cash lease expense	94	15
Changes in assets and liabilities:
Prepaid expense and other current assets	2,995	(3,246)
Prepaid expenses and other assets, non-current	2,353	2,129
Accounts payable	(1,198)	1,120
Accrued research and development expenses	(319)	7,733
Accrued compensation and other current liabilities	(1,354)	(2,064)
Operating lease liability	(125)	40
Severance liability	164	2,291
Net cash used in operating activities	(103,574)	(56,949)
Cash flows from investing activities
Proceeds from sale of asset	7,000	—
ValenzaBio assets acquisition cash acquired, net of acquisition costs	—	10,007
Cash paid to acquire in-process research and development assets	—	(10,000)
Purchase of marketable securities	(491,965)	(266,112)
Proceeds from maturities of short-term marketable securities	491,465	47,773
Sales of marketable securities	6,082	—
Purchase of property, plant and equipment	(869)	(1,999)
Net cash provided by (used in) investing activities	11,713	(220,331)
Cash flows from financing activities
Proceeds from exercise of common stock options and issuance of common stock upon settlement of restricted stock unites, net of shares withheld for taxes, and under the employee stock purchase plan	2,518	—
Taxes paid related to net share settlement of restricted stock units	—	(8,325)
Issuance of common stock upon initial public offering, net of commissions and issuance costs	—	574,664
Net cash provided by financing activities	2,518	566,339
Net increase (decrease) in cash, cash equivalents and restricted cash	(89,343)	289,059
Cash, cash equivalents and restricted cash at beginning of period	218,097	267,110
Cash, cash equivalents and restricted cash at end of period	$128,754	$556,169

Supplemental disclosure of cash flow information:
Conversion of 40,743,522 redeemable convertible preferred stock upon the closing of initial public offering	$—	$396,593
Initial public offering costs included in accounts payable	$—	$530
Common stock issued in connection with ValenzaBio acquisition	$—	$128,735
Right-of-use assets obtained in exchange for operating lease liability	$—	$1,348
Property and equipment purchase in accounts payable and accrued liabilities	$301	$—
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
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. During the six months ended June 30, 2024 and 2023, the Company incurred net losses of $120.6 million and $202.5 million, respectively. The net loss of $120.6 million in the six months ended June 30, 2024 includes $37.0 million of other income related to payments in the first quarter of 2024. The net loss of $202.5 million in the six months ended June 30, 2023 includes $123.1 million of expenses related to acquired in-process research and development assets without alternative future use and a $10.0 million license fee payment to Pierre Fabre incurred in connection with the ValenzaBio acquisition. As of June 30, 2024, the Company had an accumulated deficit of $609.4 million. Cash used in operating activities was $103.6 million and $56.9 million for the six months ended June 30, 2024 and 2023, respectively.

The Company has historically financed its operations primarily through the sale of shares of its redeemable convertible preferred stock in private placements and the sale of shares of its common stock in its IPO. As of June 30, 2024, the Company had cash, cash equivalents, restricted cash and short-term marketable securities of $635.8 million. The Company does not have any products approved for sale and has not generated any revenue from product sales to date. The Company expects to continue to incur significant and increasing expenses and substantial losses for the foreseeable future as it continues its development of and seeks regulatory approvals for its product candidates and commercializes any approved products, seeks opportunities to selectively expand its product pipeline and invests in its organization. The Company’s ability to achieve and sustain profitability will depend on its ability to successfully develop, obtain regulatory approval for and commercialize its product candidates. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Based on its current operating plan, management estimates that its existing cash, cash equivalents and restricted cash, including the proceeds from the IPO, will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.
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
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report. The information as of December 31, 2023 included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.
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

Concentration of Credit Risk
Cash, cash equivalents, restricted cash and short-term marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. As of June 30, 2024 and December 31, 2023, cash consists of cash deposited with one financial institution, and account balances exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of this institution.
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
Severance payment obligation. In accordance with the severance plan of ValenzaBio, the Company was obligated to make severance payments to certain former ValenzaBio employees of approximately $5.1 million, including estimated taxes, for a period of three to 18 months from the Closing Date, depending on the position and tenure of such employees with ValenzaBio. The Company recognized the estimated fair value of severance payments obligations of $2.5 million and $2.4 million at the Closing Date as research and development and general and administrative expenses, respectively, in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023. The fair value of severance payments obligations was estimated based on future expected cash flows discounted to the Closing Date and a discount rate of 8%. The Company will accrete the fair value of severance payments obligations to the amounts payable over the obligation period as either research and development or general and administrative expenses based on the former employees’ functional department.
As of June 30, 2024, no ValenzaBio severance plan payments obligations were outstanding to ValenzaBio employees. As of December 31, 2023, ValenzaBio severance plan payments obligations of $0.3 million were included in the condensed consolidated balance sheets.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2024
As of June 30, 2024:	Total	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$31,911	$31,911	$-	$-
U.S. Treasury obligations ($31,786 included in cash and cash equivalents)	399,255	-	399,255	-
Corporate debt obligations ($29,270 included in cash and cash equivalents)	144,934	-	144,934	-
Federal agency obligations ($13,319 included in cash and cash equivalents)	37,215	-	37,215	-
Total fair value of assets	$613,315	$31,911	$581,404	$-

	Fair Value Measurements as of December 31, 2023
As of December 31, 2023:	Total	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$23,205	$23,205	$-	$-
U.S. Treasury obligations ($146,497 included in cash and cash equivalents)	525,353	-	525,353	-
Corporate debt obligations ($23,313 included in cash and cash equivalents)	135,284	-	135,284	-
Federal agency obligations ($15,344 included in cash and cash equivalents)	27,746	-	27,746	-
Total fair value of assets	$711,588	$23,205	$688,383	$-

Classified as:	June 30, 2024	December 31, 2023
Cash and cash equivalents	$106,286	$208,359
Short-term marketable securities	$507,029	$503,229
Total cash equivalents and marketable securities	$613,315	$711,588

5. Cash, Cash Equivalents, Restricted Cash and Available-For-Sale Marketable Securities
Cash, cash equivalents and restricted cash
The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statement of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$128,211	$218,097
Restricted cash	543	—
Total cash, cash equivalents and restricted cash	$128,754	$218,097
Restricted cash represents cash held at a financial institution that is pledged as collateral for a stand-by letter of credit for $0.2 million for lease commitments and $0.3 million for the Company’s corporate credit card program. The cash will be restricted until the termination or modification of the lease agreement and corporate credit card program, respectively. Restricted cash is included in non-current assets.
Available-for-sale securities marketable securities
The following tables summarize the estimated fair value of the Company’s available-for-sale marketable securities as of June 30, 2024 and December 31, 2023 (in thousands):

As of June 30, 2024:	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Estimated Fair Value

Money market funds (included in cash and cash equivalents)	$31,911	$—	$-	$31,911
U.S. Treasury obligations ($31,786 included in cash and cash equivalents)	399,353	5	(103)	399,255
Corporate debt obligations ($29,270 included in cash and cash equivalents)	144,989	10	(65)	144,934
Federal agency obligations ($13,319 included in cash and cash equivalents)	37,229	—	(14)	37,215
Total available for sale marketable securities	$613,482	$15	$(182)	$613,315

As of December 31, 2023:	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Estimated Fair Value

Money market funds (included in cash and cash equivalents)	$23,205	$—	$-	$23,205
U.S. Treasury obligations ($146,497 included in cash and cash equivalents)	525,198	156	(1)	525,353
Corporate debt obligations ($23,313 included in cash and cash equivalents)	135,288	36	(40)	135,284
Federal agency obligations ($15,344 included in cash and cash equivalents)	27,735	12	(1)	27,746
Total available for sale marketable securities	$711,426	$204	$(42)	$711,588
As of June 30, 2024 and December 31, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the six months ended June 30, 2024 and for the year ended December 31, 2023, the Company did not recognize any impairment losses on its investments.
The Company presents accrued interest receivable related to the available-for-sale marketable securities in prepaid expenses and other current assets, separate from short-term investments in the condensed consolidated balance sheet. As of June 30, 2024 and December 31, 2023, accrued interest receivable was $1.4 million and $0.8 million, respectively. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. The Company has not written off any accrued interest receivables for the three and six months ended June 30, 2024.
As of June 30, 2024, all available for sale marketable securities mature within one year.

6. Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid research and development expenses	$3,379	$8,184
Value-Added Tax ("VAT") receivable	4,136	3,985
Prepaid insurance and other current assets	2,763	1,712
Interest receivable	1,385	764
Prepaid other services	1,358	667
Total	$13,021	$15,312
Prepaid expenses and other assets, non-current
Other non-current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid research and development expenses, non-current	$291	$2,644
Security deposits	34	34
Total	$325	$2,678
Property, plant and equipment, net
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Construction in progress	$804	$1,460
Computer and other equipment	416	407
Furniture and fixtures	371	306
Leasehold improvements	144	121
Total property, plant and equipment, gross	1,735	2,294
Less: accumulated depreciation and amortization	(226)	(115)
Property, plant and equipment, net	$1,509	$2,179

Accrued research and development expenses
Accrued research and development expenses are comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued clinical manufacturing expenses	$24,665	$22,232
Accrued clinical expenses	10,452	13,204
Total	$35,117	$35,436
Accrued compensation and other current liabilities
Accrued compensation and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$3,965	$5,417
Accrued professional service fees	1,259	1,099
Other accrued expenses and current liabilities	255	317
Total	$5,479	$6,833

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
In connection with the Affibody Agreement, the Company paid a non-refundable upfront license fee in the aggregate amount of $3.0 million in August 2021 and September 2021, and $22.0 million in October 2021. The Company is also obligated to pay Affibody (i) an aggregate of up to $280.0 million, $30.0 million of which would be due prior to the first approval in the United States, upon the achievement of various development, regulatory and commercialization milestones, $15.0 million of which was paid in November 2023 and (ii) high single-digit to low-teens royalties on net sales of licensed products in the territory where the Company has commercialization rights, subject to certain reductions. Royalties will be due on a licensed product-by-licensed product and country-by-country basis beginning after the first commercial sale of the licensed product, except in Mainland China, Hong Kong, Macau, Taiwan and South Korea, and lasting until the later of (a) the expiration of all valid patent claims or regulatory exclusivity covering the licensed product in that country and (b) ten years after such first commercial sale.
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
The acquisition of the exclusive license was accounted for as an in-process research and development asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $25.0 million was recorded as research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Milestone payments are contingent consideration and are accrued when contingent events occur and achievement of milestones is probable. In November 2023, the Company paid a total amount of $15.0 million in relation with attaining one of the development milestones described above and recorded the payment within research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. Royalties will be recognized as cost of sales when products are sold and royalties are payable. No royalties or additional milestones were probable and estimable as of June 30, 2024 and December 31, 2023.
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
In the event the Company decides to sublicense the rights to develop or commercialize a PF Licensed Product in any territory outside of the United States and Canada, Pierre Fabre retains the right of first negotiation to acquire such development and commercialization rights in one or more countries in such territory. Subject to the validation of certain clinical trial criteria by a joint steering committee, Pierre Fabre has the option to reclaim all exclusive rights to develop, commercialize and exploit the PF Licensed Product in such territories and to obtain an exclusive sublicensable license in such territories for any improvements and trademarks to such PF Licensed Product, and to exploit such PF Licensed Product for non-oncology therapeutic indications, subject to certain payment obligations. The joint steering committee validated such clinical trial criteria in May 2024, triggering the commencement of the option period in October 2024. If Pierre Fabre exercises such option, Pierre Fabre has the right to require the Company to buy out its right to the option for a one-time payment of $31.0 million, or the Company has the right to choose to buy out Pierre Fabre’s option by making the one-time payment of $31.0 million, in each case within 30 days from Pierre Fabre’s notice of exercise of such option. If Pierre Fabre does not exercise its option within the option period or if the Company buys out Pierre Fabre’s right to the option, the option will expire or terminate, respectively. If Pierre Fabre exercises such option, acquires such development and commercialization rights in any territory outside of the United States and Canada, and thereafter intends to sublicense such rights, the Company has the right of first negotiation to acquire such development and commercialization rights as to that territory. The Company is solely responsible for the development, regulatory approvals and commercialization of each PF Licensed Product except to the extent that Pierre Fabre reclaims rights to a PF Licensed Product in the option territory.
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
As of June 30, 2024, no milestones were probable and accrued in the condensed consolidated balance sheet.
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
As of June 30, 2024, no milestones were probable and accrued in the condensed consolidated balance sheet.
8. Commitments and Contingent Liabilities
License Agreements
The Company is required to pay certain milestones upon the achievement of specific development and regulatory events, upon products commercialization and products’ royalties under its license agreements, including its agreements with Affibody, Pierre Fabre, Novelty Nobility and other non-exclusive license agreements. None of the milestones, other than the $15.0 million Affibody milestone in November 2023, were achieved or probable, all products were in development, as such, no milestones or royalties were accrued in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
Research and Development Agreements
The Company enters into various agreements in the ordinary course of business, such as those with suppliers, contract research organizations, contract manufacturing organizations, and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $87.9 million and $142.3 million as of June 30, 2024, and December 31, 2023, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of our engagements.
In July 2024, the Company and a vendor entered into an agreement to terminate a supply agreement for events that existed as of the balance sheet date of June 30, 2024. All post-termination activities are expected to be completed in the third and fourth quarter of 2024. The Company estimates $14.3 million to be the full amount of such costs to be incurred and recognized these costs in the quarter ended June 30, 2024, the period in which the obligation was incurred. These contract termination costs were included in research and development in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the quarter ended June 30, 2024.
No other amounts related to termination and cancellation changes were accrued during the three and six months ended June 30, 2024, and year ended December 31, 2023, as the Company has not determined cancellation under any other agreements to be probable.
Lease
In January 2023, the Company entered into a lease agreement to rent approximately 10,012 square feet of office space in southern California. The term of the lease is 65 months with an option to extend it for an additional three years. Monthly rent payments are approximately $30,500, subject to an annual 3.0% increase and six months rental abatement during the first year. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In connection with the lease agreement, the Company made a security deposit of $34,000, that is included in prepaid expenses and other assets, non-current in the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023.
As of the lease commencement date the Company recorded $1.3 million as right-of-use (“ROU”) asset and operating lease liability, non-current, in the condensed consolidated balance sheet.
Operating lease costs were $0.2 million and $0.1 million for the six months ended June 30, 2024 and 2023 and were recorded in general and administrative expenses and research and development expenses in the condensed consolidated statements of operations and comprehensive loss.
The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of June 30, 2024 (in thousands):

2024 (remainder of the year)	$189
2025	386
2026	398
2027	409
2028	280
Total future lease payments	1,662
Less imputed interest	(353)
Total operating lease liability balance	1,309
Less current portion of lease liability	(240)
Operating lease liability, non-current	$1,069
The weighted-average remaining lease term was 50 months and the weighted-average discount rate was 12%.
Cash paid for amounts included in the measurement of lease liabilities was $0.2 million.
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
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
9. Common Stock
On May 9, 2023, immediately prior to the IPO closing, each share of the Company’s Class A Common Stock then issued and outstanding was reclassified and became one share of the Company’s common stock. As of December 31, 2023, there were no shares of Class B Common Stock outstanding.
As of June 30, 2024 and December 31, 2023, Common Stock reserved for future issuance by the Company was as follows:

	June 30,	December 31,
	2024	2023
Shares available for future grants under Equity Incentive Plan	5,038,988	3,526,392
Outstanding stock options	14,726,755	9,630,623
Performance-based restricted stock units[1]	928,328	2,964,072
Outstanding restricted stock units	1,763,751	2,166,016
Options assumed upon ValenzaBio acquisition	57,311	938,440
ESPP Shares available for future grants	1,753,667	875,836
Total shares reserved for future issuance	24,268,800	20,101,379
1. The performance-based restricted stock units balance is based on the target number of shares.
Founders’ Common Stock
On the IPO closing date, each share of the founders’ Class A common stock issued and outstanding was reclassified and became one share of the Company’s common stock; no vesting or other terms were modified.
In July 2020, the Company issued 2,839,749 shares of its common stock to founders at a price of $0.00002 per share. The issuance price was the estimated fair value of the shares as the shares were issued at inception and no intellectual property was contributed by the founders. The founders have voting rights and rights to receive dividends regardless of the vesting of the shares. Issued shares vested monthly over 48 months, as founders continued providing services to the Company. The Company had the right to repurchase unvested shares at the price paid by the founders if services are terminated. Stock-based compensation expense was minimal for these shares. In December 2022, the Company repurchased 591,613 restricted common shares at the original purchase price that were unvested as of the date of repurchase in connection with one founder’s resignation. As of June 30, 2024 and December 31, 2023, zero and 207,060 shares were unvested, respectively. During the six months ended June 30, 2024 and year ended December 31, 2023, 207,060 and 354,972 founders’ shares vested.
10. Equity Incentive Plan
In April 2023, the Company’s board of directors adopted, and stockholders approved, the 2023 Equity Incentive Plan (the “2023 Plan”) that became effective on May 4, 2023. The Company reserved 12,000,000 new shares of common stock for issuance under the 2023 Plan. In addition, 6,920,846 shares issued and outstanding under the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”), have been added to the 2023 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2023 Plan also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2024 and ending on January 1, 2033, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of stock as determined by the Company’s board of directors. On January 1, 2024, 5,230,473 additional shares of common stock became available for issuance under the 2023 Plan pursuant to the provision. No more than 56,762,538 shares of stock may be issued upon the exercise of incentive stock options under the 2023 Plan. The Company may grant incentive stock options, nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), performance awards and other awards to the Company’s officers, employees, directors and consultants. Options under the 2023 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the common stock on the date of grant and usually vest over four years. The exercise price of an option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under our 2023 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. The 2023 Plan is the successor to and continuation of the 2020 Plan and no additional awards may be granted under the 2020 Plan. All outstanding awards granted under the 2020 Plan will remain subject to the terms of the 2020 Plan. The 2020 Plan provided for the grant of incentive stock options, nonstatutory stock options, RSUs and RSAs to the Company’s officers, employees, directors and consultants. As of June 30, 2024 and December 31, 2023, 5,038,988 and 3,526,392 shares of the Company’s common stock remained available for issuance under the 2023 Plan.
In April 2023, the Company’s board of directors and stockholders adopted the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 4, 2023. The ESPP authorized issuance of up to 900,000 shares of common stock. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase and offering consecutive periods. The aggregate number of shares reserved for sale under the 2023 ESPP will increase automatically on January 1 for a period of up to 10 calendar years, commencing on January 1, 2024, by the number of shares equal to the lesser of 1% of the Company's total outstanding shares of common stock on the immediately preceding December 31st, and 2,700,000 shares or a lesser number of shares as may be determined by the board of directors. On January 1, 2024, the Company registered 978,658 additional shares of its Common Stock under the ESPP pursuant to the provision. There were 1,753,667 and 875,836 ESPP shares available for future grants as of June 30, 2024 and December 31, 2023, respectively.
Stock Options
Stock options issued under the 2020 and 2023 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements.

A summary of option activity under the 2020 and 2023 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	9,630,623	$10.4619	9.0	$12,007
Options granted	8,602,808	6.5348
Options exercised	(215,128)	2.4375
Options expired	(50,217)	6.9078
Options forfeited	(3,241,331)	10.1166
Outstanding at June 30, 2024	14,726,755	$8.3731	8.4	$1,922
Exercisable at June 30, 2024	3,510,502	$9.0101	5.5	$880
Vested and expected to vest at June 30, 2024	14,726,755	$8.3731	8.4	$1,922
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at June 30, 2024 and December 31, 2023. Fair value of shares vested during the three months ended June 30, 2024 was $12.8 million. The weighted-average grant date fair value of options granted in three months ended June 30, 2024 was $3.8440.
ValenzaBio 2020 Stock Option Plan
On January 4, 2023, in connection with the Acquisition, the Company assumed the ValenzaBio 2020 Stock Option Plan and options to issue 1,249,811 shares of the Company’s Class A Common Stock to ValenzaBio option holders, who entered into consulting agreements with the Company. The weighted-average exercise price of assumed options was $3.6736 per share.
Under the terms of the Merger Agreement, the assumed options vested in full on March 31, 2023. A total of 881,129 options assumed under the ValenzaBio 2020 Stock Option Plan having the weighted-average exercise price of $4.0538 were exercised for the three months ended June 30, 2024.
The Company recognized the full amount of stock-based compensation expense of $4.9 million, including $3.1 million as research and development expenses and $1.8 million as general administrative expenses, related to assumed options in the consolidated statement of operations for the months ended June 30, 2023.
Restricted Stock Units
A summary of unvested RSU activity is presented in the following table:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	2,166,016	$22.90
Granted	2,134,396	6.59
Vested	(944,140)	8.77
Forfeited	(1,592,521)	20.06
Unvested at June 30, 2024	1,763,751	$13.29
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
A summary of PSU activity based on the target number of shares is presented in the following table:

	Number of PSUs	Weighted-Average Grant Date Fair Value*
Outstanding at December 31, 2023	2,964,072	$27.43
Granted	—	—
Vested	—	—
Forfeited	(2,035,744)	27.43
Outstanding at June 30, 2024	928,328	$27.43
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
2023 Employee Stock Purchase Plan
The second purchase period commenced on December 15, 2023 and ended on June 14, 2024. The third purchase period commenced on June 15, 2024 and will end on December 14, 2024. The Company recorded less than $0.1 million in accrued liabilities as of June 30, 2024. Under the 2023 ESPP, 100,827 shares were issued for both the three and six months ended June 30, 2024.
Stock-Based Compensation Expense
The Company used Black-Scholes option pricing model to estimate fair value of each option at the grant date based on the following assumptions for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023

Expected volatility	84.48% - 86.76%	75.30% - 91.92%	84.48% - 87.76%	75.30% - 92.20%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.41 - 6.06	5.77 – 6.08	5.41 - 6.08	5.77 – 6.08
Risk-free interest rate	4.35% - 4.52%	3.30% - 3.47%	3.98% - 4.52%	3.30% - 4.12%

The following table presents the classification of stock-based compensation expense related to awards granted under equity incentive options (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Research and development expenses	$4,851	$1,325	$9,442	$5,090
General and administrative expenses	5,323	7,176	20,895	10,550
Total stock-based compensation expense	$10,174	$8,501	$30,337	$15,640
The stock-based compensation expense for the three and six months ended June 30, 2024 was impacted by the departure of our founder and former CEO in May 2024. The departure resulted in a reversal of $13.5 million of PSU and PSO related expense offset by a $12.7 million net increase in stock-based compensation expense due to the partial accelerated vesting and modification of options and RSUs.
The stock-based compensation expense (in thousands) relates to the following equity-based awards:

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Restricted stock units	$8,824	$5,539	$13,239	$5,539
Performance-based restricted stock units	(11,698)	—	(1,798)	—
Stock options	13,113	2,946	18,864	10,008
ESPP	82	16	179	16
Restricted stock awards	—	—	—	77
Performance-based options	$(147)	$—	$(147)	$—
Total stock-based compensation expense	$10,174	$8,501	$30,337	$15,640
In the six months ended June 30,2023, the Company recognized $4.9 million of stock-based compensation expense related to assumed ValenzaBio options and $0.9 million related to unvested options and RSAs net-settled at the closing of the Acquisition. As of June 30, 2024 there was $63.4 million of unrecognized stock-based compensation expense related to granted stock options, which is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2024, there was $21.3 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of 2.7 years. The Company recognized a net reversal of $11.7 million in stock-based compensation expense during the three months ended June 30, 2024 related to PSUs. This expense is related to both the market and performance conditions associated with the PSUs and includes a reversal of $13.4 million related to the departure of our founder and former CEO in May 2024. As of June 30, 2024, the Company evaluated the clinical development milestone performance conditions and determined certain conditions to be probable of achievement. As of June 30, 2024, total compensation cost not yet recognized related to unvested PSUs was $17.3 million, which is expected to be recognized over a weighted-average period of 1.8 years. Total stock-based compensation expense not recognized related to unvested PSUs can increase up to $21.4 million depending on the future achievement of PSUs performance conditions.

11. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(85,672)	$(26,039)	$(120,645)	$(202,489)
Denominator:
Weighted average common shares outstanding	99,215,994	65,652,851	98,653,080	43,461,494
Less: Weighted-average common shares subject to repurchase	(54,284)	(442,734)	(115,395)	(486,854)
Weighted-average common shares outstanding, basic and diluted	99,161,710	65,210,117	98,537,685	42,974,640
Net loss per share attributable to common stockholders, basic and diluted	$(0.86)	$(0.40)	$(1.22)	$(4.71)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2024	2023
Outstanding options to purchase common stock	14,726,755	8,051,662
Unvested RSUs outstanding	1,763,751	466,797
Unvested PSUs expected to vest	208,874	—
Outstanding options to purchase common stock assumed upon acquisition of ValenzaBio	57,311	1,249,811
Common stock subject to repurchase	—	384,547
ESPP	127,121	—
Total	16,883,812	10,152,817
The PSUs included above represent the expected payout at the reporting date under the current performance vesting conditions assessment (see Note 10).
12. Other Income
Arrangements with Vendors
In March 2024, the Company entered into arrangements with certain vendors where the Company received a payment of $30.0 million and a $5.0 million service credit.
The $30.0 million payment received from these arrangements was recorded as a gain in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2024 and included in the cash flows from operating activities in the condensed consolidated statement of cash flows for the same period. The $5.0 million service credit was recorded as a credit within research and development expenses.
Asset sale

In January 2024, the Company entered into an asset purchase agreement (“Purchase Agreement”) with Tenet Medicines, Inc. (“Tenet”). The Company recorded $7.0 million cash received as other income (expense), net in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2024.
In consideration for the licenses and other rights Tenet received under the Purchase Agreement, the Company is entitled to receive development, regulatory and commercial milestone payments of up to $157.5 million, royalty on worldwide net sales and payments on sublicense income.

13. Subsequent Events
On August 10, 2024, the Company’s Board of Directors approved a plan to suspend new internal investment in the development of izokibep in hidradenitis suppurativa (“HS”), psoriatic arthritis (“PsA”) and axial spondyloarthritis (“AxSpA”), pursuant to which the Company will focus its efforts primarily on its lonigutamab clinical program in thyroid eye disease and will implement an associated workforce reduction (the “Restructuring Plan”). As part of the Restructuring Plan, the Company’s workforce will be reduced by approximately 40 people, or approximately 1/3 of the Company’s existing headcount.
The Company expects to incur charges related to the Restructuring Plan. In this regard, the Company estimates that it will incur approximately $4.5 million in cash-based expenses related to employee severance payments and benefits related to the workforce reduction. The Company expects that the majority of the restructuring charges related to the workforce reduction will be incurred in the third quarter of 2024 and that the implementation of the workforce reduction, including cash payments, will be substantially complete by the end of the fourth quarter of 2024.
The Company has not yet completed its analysis of expected additional charges associated with implementation of the Restructuring Plan, and therefore is not able to make a good faith determination of an estimate of the amount, or range of amounts, of additional charges such as contract termination costs that the Company expects to incur in connection with the Restructuring Plan. The estimates of the charges and cash expenditures that the Company expects to incur in connection with the Restructuring Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Restructuring Plan.

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
In August 2024, we committed to implementing a restructuring plan to suspend new internal investment in the development of izokibep in hidradenitis suppurativa (“HS”), psoriatic arthritis (“PsA”) and axial spondyloarthritis (“AxSpA”) and to focus our resources primarily on further developing our lonigutamab clinical program in thyroid eye disease (“TED”). Although the clinical trial results from our Phase 3 clinical trial of izokibep in HS reported in August 2024 were positive, we made a strategic, capital-allocation decision to prioritize the development of lonigutamab. As part of the August 2024 restructuring plan, we plan to continue the ongoing Phase 3 clinical trial of izokibep in HS through week 32 and the ongoing Phase 2b/3 trial in PsA through its respective long-term follow up period, but we will otherwise suspend further internal development of izokibep in HS, PsA and AxSpA. We also plan to continue our ongoing Phase 2b/3 clinical trial of izokibep in uveitis through its week 24 primary endpoint data readout, following which we will determine next steps for izokibep in uveitis, if any. We have also suspended any further development of SLRN-517. For more information on the August 2024 restructuring plan, see “Restructuring Plan” below.
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
We have incurred significant losses and negative cash flows from operations since our inception. Our net loss for the six months ended June 30, 2024 and 2023 was $120.6 million and $202.5 million, respectively. The net loss of $120.6 million in the six months ended June 30, 2024 includes $37.0 million of other income related to payments in the first quarter of 2024 and we do not expect further material other income for the remainder of 2024. The net loss of $202.5 million in the six months ended June 30, 2023 includes $123.1 million of expenses related to acquired in-process research and development assets without alternative future use and $10.0 million license fee payment to Pierre Fabre incurred in connection with our acquisition of ValenzaBio, Inc. or ValenzaBio, in January 2023. As of June 30, 2024, we had an accumulated deficit of $609.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition or in-licensing of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the August 2024 restructuring plan and our decision to focus our existing resources primarily on developing lonigutamab in TED, and/or by future clinical trial outcomes and general economic and market conditions. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise capital as and when needed, or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
We currently have no sales, marketing or commercialization capabilities. However, we intend to build the necessary sales, marketing and commercialization capabilities and infrastructure over time as our product candidates advance through clinical development. We expect to spend a significant amount in development and marketing costs prior to obtaining regulatory and marketing approval of one or more of our product candidates. We expect that our expenses and capital requirements will increase substantially in the near- to mid-term as we execute the restructuring plan including continuing our ongoing izokibep clinical trials and potential contract termination costs and other restructuring charges to advance lonigutamab and for our preclinical programs; and add clinical, scientific, sales and marketing, operational and financial personnel, including personnel to support our product development and potential future commercialization activity.
As of June 30, 2024, we had $635.8 million in cash, cash equivalents, restricted cash and short-term marketable securities. On May 9, 2023, we closed our initial public offering (“IPO”) in which we sold an aggregate of 34,500,000 shares of common stock at a price to the public of $18.00 per share, which included 4,500,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $573.6 million, after deducting underwriting discounts and commissions and other offering costs. Based on our current operating plan, we estimate that our existing cash, cash equivalents, restricted cash and short-term marketable securities will be sufficient to fund our operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.
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
Restructuring Plan
On August 10, 2024, the Company’s Board of Directors approved a plan to suspend new internal investment in the development of izokibep in hidradenitis suppurativa (“HS”), psoriatic arthritis (“PsA”) and axial spondyloarthritis (“AxSpA”), pursuant to which the Company will focus its efforts primarily on its lonigutamab clinical program in thyroid eye disease and will implement an associated workforce reduction (the “Restructuring Plan”). As part of the Restructuring Plan, the Company’s workforce will be reduced by approximately 40 people, or approximately 1/3 of the Company’s existing headcount.
The Company expects to incur charges related to the Restructuring Plan. In this regard, the Company estimates that it will incur approximately $4.5 million in cash-based expenses related to employee severance payments and benefits related to the workforce reduction. The Company expects that the majority of the restructuring charges related to the workforce reduction will be incurred in the third quarter of 2024 and that the implementation of the workforce reduction, including cash payments, will be substantially complete by the end of the fourth quarter of 2024.
The Company has not yet completed its analysis of expected additional charges associated with implementation of the Restructuring Plan, and therefore is not able to make a good faith determination of an estimate of the amount, or range of amounts, of additional charges such as contract termination costs that the Company expects to incur in connection with the Restructuring Plan. The estimates of the charges and cash expenditures that the Company expects to incur in connection with the Restructuring Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Restructuring Plan.
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
In the event we decide to sublicense the rights to develop or commercialize a PF Licensed Product in any territory outside of the United States and Canada, Pierre Fabre retains the right of first negotiation to acquire such development and commercialization rights in one or more countries in such territory. Subject to the validation of certain clinical trial criteria by a joint steering committee, Pierre Fabre has the option to reclaim all exclusive rights to develop, commercialize and exploit the PF Licensed Product in such territories and to obtain an exclusive sublicensable license in such territories for any improvements and trademarks to such PF Licensed Product, and to exploit such PF Licensed Product for non-oncology therapeutic indications, subject to certain payment obligations. The joint steering committee validated the clinical trial criteria in May 2024, triggering the commencement of the option period in October 2024. If Pierre Fabre exercises such option, Pierre Fabre has the right to require us to buy out its right to the option for a one-time payment of $31.0 million or we have the right to choose to buy out Pierre Fabre’s option by making the one-time payment of $31.0 million, in each case within 30 days from Pierre Fabre’s notice of exercise of such option. If Pierre Fabre does not exercise its option within the option period or if we buy out Pierre Fabre’s right to the option, the option will expire or terminate, respectively. If Pierre Fabre exercises such option, acquires such development and commercialization rights in any territory outside of the United States and Canada, and thereafter intends to sublicense such rights, the Company has the right of first negotiation to acquire such development and commercialization rights as to that territory. If Pierre Fabre exercises such option, acquires such development and commercialization rights in any territory outside of the United States and Canada, and thereafter intends to sublicense such rights, the Company has the right of first negotiation to acquire such development and commercialization rights as to that territory. Based on the triggering of the option period in October 2024, and provided that Pierre Fabre timely delivers the option exercise notice, we currently expect to pay Pierre Fabre the $31.0 million payment in the fourth quarter of 2024 in order to buy-out Pierre Fabre’s option. We are solely responsible for the development, regulatory approvals and commercialization of each PF Licensed Product except to the extent that Pierre Fabre reclaims rights to a PF Licensed Product in the option territory.
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
We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or as related services are performed. Substantially all of our third-party expenses relate to the development of izokibep and lonigutamab. We do not allocate employee costs, laboratory supplies and facilities, including other internal costs, to specific product candidates because these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily for managing our process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate indication.
We expect that our research and development expenses related to izokibep in HS and PsA will substantially decrease from historical periods following the completion of our ongoing izokibep clinical trials in such indications. However, we still expect to incur substantial research and development expenses over the longer-term as we advance our product candidates into and through clinical trials, pursue regulatory approval of our product candidates, build our operational and commercial capabilities for supplying and marketing our products, if approved, and potentially expand our pipeline of product candidates. We expect to incur significant manufacturing costs as our CMOs develop scaled commercial manufacturing processes. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, clinical data, investment in our clinical programs, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion of costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if approved by the FDA and other applicable regulatory authorities.
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
•the efficacy and safety profile of our product candidates, including the ability to demonstrate differentiation from other approved therapies or therapies in development;
•milestone payments that may become payable under our licensing agreements due to clinical and regulatory outcomes;
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
A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. For example, despite the positive results in our Phase 3 clinical trial of izokibep in HS announced in August 2024, we made a strategic, capital allocation decision to prioritize the development of lonigutamab in TED and we implemented the August 2024 restructuring plan. While the August 2024 restructuring plan will result in future cost savings, including in connection with the workforce reduction, we expect that our research and development expenses in 2024 will nonetheless continue to increase compared to 2023 due primarily to the continued conduct of our ongoing clinical trials of izokibep in HS, PsA and uveitis as well as to the significant manufacturing activities we undertook to support potential Biologic License Application, or BLA, readiness for izokibep at our contract manufacturers, or CMOs, including scale-up, product qualification lots, and stability studies. As a result, we expect the manufacturing spend portion of our research and development expenses in 2024 to be significantly higher than in prior years. We also expect to incur additional costs related to the termination or amendment of our contracts with our third-party CMOs in connection with the restructuring plan. In addition, as described above, we currently expect to pay Pierre Fabre, the licensor for lonigutamab, a $31.0 million payment in the fourth quarter of 2024 related to achieving proof of concept in the lonigutumab development program in TED and buying out Pierre Fabre’s option to development and commercialization rights in territories outside of the United States and Canada, which would be included in research and development expense for that quarter.
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

While we expect that our general and administrative expenses in 2024 will decrease moderately compared to 2023 as a result of the August 2024 restructuring plan and associated workforce reduction (excluding one-time restructuring costs), over the longer-term, we expect that our general and administrative expenses will increase substantially in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates, and facility occupancy costs. We also expect a continued increase in expenses associated with being a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements; costs related to the filed purported securities class action lawsuit against us; additional director and officer insurance costs; and investor and public relations costs.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and amortization of premiums and accretion of discounts on short-term marketable securities, net foreign currency transaction loss and gain on remeasurement of derivative tranche liability.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$76,382	$30,030	$46,352	154%
General and administrative	16,643	12,666	3,977	31%
Total operating expenses	93,025	42,696	50,329	118%
Loss from operations	(93,025)	(42,696)	(50,329)	118%
Change in fair value of derivative tranche liability	—	10,144	(10,144)	(100%)
Interest income	8,447	6,685	1,762	26%
Other income (expense), net	(1,094)	(172)	(922)	536%
Total other income	7,353	16,657	(9,304)	(56)%
Net loss	$(85,672)	$(26,039)	$(59,633)	229%

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
External costs:
CRO, CMO and Affibody transition services	$58,704	$21,523	$37,181	173%
Professional consulting services	3,442	1,988	1,454	73%
Other research and development costs, including laboratory materials and supplies	89	86	3	3%
Internal costs:
Personnel-related costs	13,309	6,340	6,969	110%
Facilities and overhead costs	838	93	745	*
Total research and development expense	$76,382	$30,030	$46,352	154%
*not meaningful
Research and development expenses increased by $46.4 million, from $30.0 million for the three months ended June 30, 2023, to $76.4 million for the three months ended June 30, 2024. The increase in research and development expenses was primarily due to costs associated with the izokibep development program, including CRO, CMO and Affibody transition services expenses and personnel-related costs.
External CRO, CMO and Affibody transition services expenses increased by $37.2 million, from $21.5 million for the three months ended June 30, 2023 to $58.7 million for the three months ended June 30, 2024. Costs related to termination of a supply agreement of $14.3 million were recognized in the three months ended June 30, 2024.
Our CRO and CMO expenses by program for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Izokibep	$56,023	$16,925
Lonigutamab (XLRN-421)	2,195	2,778
SLRN-517	434	781
Other	52	1,039
Total CRO, CMC, transition services	$58,704	$21,523
Personnel-related costs increased by $7.0 million from $6.3 million for the three months ended June 30, 2023 to $13.3 million for the three months ended June 30, 2024. Employees’ salaries and benefits increased by $3.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 related to increased headcount from 57 to 93 employees. Stock-based compensation expense increased by $3.6 million, from $1.3 million for the three months ended June 30, 2023 to $4.9 million for the three months ended June 30, 2024, as a result of additional equity awards granted and increased headcount.
General and Administrative Expenses
General and administrative expenses increased by $4.0 million from $12.7 million for the three months ended June 30, 2023 to $16.6 million for the three months ended June 30, 2024.
Personnel-related costs increased by $1.6 million for the three months ended June 30, 2024 compared to June 30, 2023 driven by increase in employees’ salaries and benefits of $3.5 million and offset by a decrease in stock-based compensation expense of $1.9 million from $7.2 million for the three months ended June 30, 2023 to $5.3 million for the three months ended June 30, 2024, impacted by expenses related to the departure of our founder and former CEO in May 2024. Expenses related to professional consulting services increased by $1.9 million, from $1.5 million for the three months ended June 30, 2023 to $3.4 million for the three months ended June 30, 2024 due to an increase in consulting and legal services to support our Company’s growth.
Total Other Income
Total other income decreased by $9.3 million, from $16.7 million net income for the three months ended June 30, 2023 to $7.4 million net income for the three months ended June 30, 2024. The decrease was primarily related the change in fair value of derivative liability of $10.1 million recognized in the three months ended June 30, 2023, offset by $1.8 million increase in interest income.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$134,414	$197,950	$(63,536)	(32)%
General and administrative	41,385	24,579	16,806	68%
Total operating expenses	175,799	222,529	(46,730)	(21)%
Loss from operations	(175,799)	(222,529)	46,730	(21)%
Change in fair value of derivative tranche liability	—	10,291	(10,291)	(100)%
Interest income	17,597	9,984	7,613	76%
Other income (expense), net	37,557	(235)	37,792	*
Total other income	55,154	20,040	35,114	175%
Net loss	$(120,645)	$(202,489)	$81,844	(40)%
*not meaningful

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
External costs:
License fees and acquired in-process research and development expenses	—	133,057	(133,057)	(100%)
CRO, CMO and Affibody transition services	100,088	44,563	55,525	125%
Professional consulting services	6,173	7,053	(880)	(12)%
Other research and development costs, including laboratory materials and supplies	194	86	108	126%
Internal costs:
Personnel-related costs	26,586	12,733	13,853	109%
Facilities and overhead costs	1,373	458	915	200%
Total research and development expense	$134,414	$197,950	$(63,536)	(32)%
Research and development expenses decreased by $63.5 million, from $198.0 million for the six months ended June 30, 2023, to $134.4 million for the six months ended June 30, 2024. The decrease was related to license fees and acquired in-process research and development expenses, offset by increase in external CRO, CMO and Affibody transition services expenses and costs related to personnel and professional consulting services.
License fees and acquired in-process research and development expenses for the six months ended June 30, 2023 include $123.1 million related to the acquired lonigutamab and SLRN-517 assets, and $10.0 million related to a non-refundable license fee paid in connection with the amendment of Pierre Fabre Agreement, incurred in connection with the Acquisition. The estimated fair value of lonigutamab asset of $114.8 million and SLRN-517 asset of $8.2 million, were expensed as we concluded that these assets were still in clinical and preclinical development and have no alternative future use.
External CRO, CMO and Affibody transition services expenses increased by $55.5 million, from $44.6 million for the six months ended June 30, 2023 to $100.1 million for the six months ended June 30, 2024. Costs related to termination of a supply agreement of $14.3 million were recognized in the six months ended June 30, 2024. We expect that our CRO and CMO expenses related to our products in development will increase in the second half of 2024 as we continue the ongoing Phase 3 clinical trial of izokibep in HS and Phase 2b/3 clinical trial of izokibep in PsA, continue the ongoing Phase 3 clinical trial of izokibep in uveitis through its Week 24 primary endpoint, complete ongoing CMO activities related to izokibep, and advance lonigutumab towards late-stage clinical trials in TED.
Our CRO and CMO expenses by program for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Izokibep	$95,252	$35,121
Lonigutamab (XLRN-421)	4,247	3,055
SLRN-517	469	4,046
Other	120	2,118
Total CRO, CMC, transition services	$100,088	$44,340
Personnel-related costs increased by $13.9 million from $12.7 million for the six months ended June 30, 2023 to $26.6 million for the six months ended June 30, 2024. Employees’ salaries and benefits increased by $9.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 related to increased headcount. Employee related stock-based compensation expense increased by $7.4 million, from $2.0 million for the six months ended June 30, 2023 to $9.4 million for the six months ended June 30, 2024, as a result of additional equity awards granted and increase in headcount. In January 2023, we recognized $2.5 million severance obligation expense in connection with the Acquisition.
General and Administrative Expenses

General and administrative expenses increased by $16.8 million from $24.6 million for the six months ended June 30, 2023 to $41.4 million for the six months ended June 30, 2024.
Employees’ salaries and benefits increased by $2.9 million for the six months ended June 30, 2024 compared to June 30, 2023 as a result of the increase in headcount. The stock-based compensation expense increased by 10.3 million from 10.6 million for the six months ended June 30, 2023 to 20.9 million for the six months ended June 30, 2024 impacted by expenses related to the departure of our founder and former CEO in May 2024.
Facilities and allocated overhead costs increased by $1.7 million from $0.7 million for the six months ended June 30, 2023 to $2.4 million for the six months ended June 30, 2024, primarily as a result of increased, insurance expenses, software subscriptions and other IT related expenses.
Total Other Income, Net
Total other income, net increased by $35.1 million, from $20.0 million net income for the six months ended June 30, 2023 to $55.2 million net income for the six months ended June 30, 2024. The increase was driven by non-recurring income from arrangements with vendors of $30.0 million, a sale of an asset of $7.0 million, and an increase of $7.6 million in interest income, offset by decrease of $10.3 million related to the change in fair value of the Series C derivative tranche liability recognized in the six months ended June 30, 2023.

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
As of June 30, 2024, we had $635.8 million in cash, cash equivalents, restricted cash and short-term marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and restricted cash will be sufficient to fund our current operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or maintain profitability and, unless and until we are able to commercialize our product candidates, if ever, we will continue to be dependent upon equity financing, debt financing, and other forms of capital raises. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
Future Funding Requirements
Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we continue to advance our product candidates, expand our corporate infrastructure, including the costs associated with being a public company, further our research and development initiatives for our product candidates, and incur costs associated with potential regulatory submissions and commercialization, including with respect to manufacturing activities to support potential BLA readiness. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. For example, although we committed to implementing the August 2024 restructuring plan, we may not achieve the expected cost preservation benefits of the August 2024 restructuring plan on the expected timeline, or at all, and we could otherwise consume capital more rapidly than we currently anticipate.
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
•the costs associated with the August 2024 restructuring plan and associated workforce reduction;
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
Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the August 2024 restructuring plan and our decision to focus our resources primarily on lonigutamab in TED, and/or by future clinical trial outcomes and general economic and market conditions. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

Cash Flows
The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(103,574)	$(56,949)
Net cash provided by investing activities	11,713	(220,331)
Net cash provided by financing activities	2,518	566,339
Net increase (decrease) in cash, cash equivalents and restricted cash	$(89,343)	$289,059
Operating Activities
Net cash used in operating activities was $103.6 million and $56.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
Cash used in operating activities in the six months ended June 30, 2024 was primarily due to our net loss for the period of $120.6 million, of which $7.0 million is presented as cash provided by investing activities as it related to a payment received for a sale of an asset. Adjustments to net loss for non-cash items included $30.3 million related to stock-based compensation expense, a $10.4 million loss related to an amortization of premiums and discounts on short-term marketable securities, and a $1.4 million loss on disposal of property, plant, and equipment. The changes in operating assets and liabilities of $2.5 million include a decrease of $3.0 million in prepaid expense and other current assets, a decrease of $2.4 million in prepaid expenses and other assets, non-current, and an increase in severance liability of $0.2 million, partially offset by a decrease of $1.2 million in accounts payable, a $1.4 million decrease in accrued compensation and other current liabilities, a $0.3 million decrease in accrued research and development expenses, and a decrease of $0.1 million in operating lease liability.
Investing Activities
Cash provided from investing activities for the six months ended June 30, 2024 of $11.7 million related to $491.5 million maturities of short-term marketable securities, $7.0 million of cash received from a sale of an asset and $6.1 million in sales of marketable debt securities and accrued interest, partially offset by $492.0 million purchases of short-term marketable securities and $0.9 million property, plant and equipment.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2024 was $2.5 million, which consisted of proceeds from exercise of common stock options and issuance common stock upon settlement of restricted stock units and under the employee stock purchase plan.
Contractual Obligations and Commitments
We enter into various agreements in the ordinary course of business, such as those with suppliers, contract research organizations, contract manufacturing organizations, and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $87.9 million and $142.3 million as of June 30, 2024, and December 31, 2023, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of our engagements.
In July 2024, we and a vendor entered into an agreement to terminate a supply agreement for events that existed as of the balance sheet date of June 30, 2024. All post-termination activities are expected to be completed no later than the quarter ended December 31, 2024. We estimate $14.3 million to be the full amount of such costs to be incurred and recognized these costs in the quarter ended June 30, 2024, the period in which the obligation was incurred. These contract termination costs were included in research and development in the condensed consolidated statement of operations and comprehensive loss for the quarter ended June 30, 2024. No other amounts related to termination and cancellation changes were accrued during the six months ended June 30, 2024, and year ended December 31, 2023, as we have not determined cancellation to be probable.
We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We could not estimate when such payments will be due and none of these events were probable to occur as of June 30, 2024 and December 31, 2023.
Recently Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Critical Accounting Policies and Significant Judgments and Estimates
A summary of critical accounting policies, significant judgements and estimates are disclosed in Note 2 of the notes to the audited consolidated financial statements for the year ended December 31, 2023 included in the Final Prospectus filed with the SEC on March 28, 2024. There have been no material changes to critical accounting policies and estimates during the six months ended June 30, 2024.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer, and our Chief Financial Officer and Chief Business Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer, and Chief Financial Officer and Chief Business Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Remediation of Prior Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We previously identified the following material weaknesses in the design and operating effectiveness of our internal control over financial reporting:
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
As of the quarter ended June 30, 2024, our management, with the oversight of the Audit Committee of our Board of Directors, designed and implemented measures to remediate the control deficiencies contributing to the material weaknesses and completed testing of the design and operating effectiveness of all remediated controls. These remediation efforts included the following:
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
Through testing of our internal controls, management has determined that the controls related to the remediation actions discussed above were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our clinical trials may reveal significant adverse events not seen in our preclinical studies or prior clinical trials and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of our product candidates.
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
•We plan to focus our resources primarily on the development of lonigutamab for the treatment of TED and accordingly, our future success, including our ability to finance our business, may be substantially dependent on our ability to successfully develop and commercialize lonigutamab in such indication. Our decision to focus our resources and existing capital on lonigutamab for the treatment of TED may be unsuccessful and may never lead to the development of a viable commercial product.
•Our ongoing and planned clinical trials, even if successfully completed, may not be sufficient for approval of our product candidate for the applicable indication.
•We expect to engage in strategic transactions in the future, which could impact our liquidity, increase our expenses and present significant distractions to our management.
•We previously identified material weaknesses in our internal control over financial reporting. If we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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
•We have been named a defendant in a purported securities class action lawsuit. This could result in substantial damages or other expenses, and could divert management’s time and attention from our business.
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
We are advancing lonigutamab, an anti-IGF-1R inhibitor in TED, have an ongoing Phase 2b/3 trial of izokibep, an IL-17A inhibitor, in uveitis, and we are completing ongoing trials of izokibep in PsA and HS. We have and will continue to incur significant development and other expenses related to our clinical development and ongoing operations. We also expect to incur significant additional expenses related to the August 2024 restructuring plan. Our net loss for the years ended December 31, 2023, 2022 and 2021 was $381.6 million, $64.8 million and $41.8 million, respectively. Our net loss for the six months ended June 30, 2024, and 2023 was $120.6 million and $202.5 million, respectively. As of June 30, 2024, we had an accumulated deficit of $609.4 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates.
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
Lonigutamab, our lead product candidate, is in Phase 2 development and, as evidenced by our decision to suspend new internal investment in the development of izokibep in HS, PsA and AxSpA as part of the August 2024 restructuring plan, the risk of our product candidates’ failure to continue in development, and ultimately be commercialized, is high. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, despite encouraging results from the open-label Part A of our Phase 2b trial of izokibep in HS, the primary endpoint of HiSCR75 at week 16 did not meet statistical significance in the Part B portion of such trial. This result significantly harmed our stock price and investor perceptions of the prospects for izokibep in HS. Moreover, although the results from our Phase 3 clinical trial of izokibep in HS we announced in August 2024 were positive, we made a strategic capital allocation decision, committed to implement the August 2024 restructuring plan and suspend new internal investment in the development of izokibep in HS, PsA and AxSpa. Our clinical trials are subject to significant risk factors that can have a material and negative impact on outcomes, many of which are beyond our control. Such factors include unexpectedly high placebo rates and patient responder discontinuations unrelated to adverse events, both of which we observed in our Phase 2b trial of izokibep in HS, safety limitations and/or tolerability concerns. Other factors that can impact our clinical trial results include, without limitation, patient baseline demographics, clinical protocol adherence, physician and patient scored outcome measures, among others. Any such negative impacts could materially and adversely effect our business, development, regulatory approval and commercialization prospects of our product candidates. In addition, differences in trial design make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials such as the promising results from the open-label Part A of our Phase 2b trial of izokibep in HS. In addition, results in one indication may not be predictive of results for the same product candidate in another indication. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of such product candidates. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Commencing any future clinical trials is subject to finalizing the trial design and submitting an application to the FDA or a similar foreign regulatory authority. Even after we make our submission, the FDA or other regulatory authorities could disagree that we have satisfied their requirements or disagree with our study design, which may require us to complete additional trials, amend our protocols or impose stricter conditions on the commencement of clinical trials. There is typically a high rate of failure of product candidates proceeding through clinical trials, and failure can occur at any time. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support the approval of our current or any future product candidates.
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
•the number of participants required for clinical trials may be larger, enrollment in clinical trials may be slower or participants may drop out or fail to return for post-treatment follow-up, in each case at a higher rate than we anticipate (as we experienced with respect to participant discontinuations in each of our Phase 2b trial and our Phase 3 trial of izokibep in HS);
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
Participant enrollment, a significant factor in the timing of clinical trials, is affected by many conditions including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of participants to clinical sites, the eligibility and exclusion criteria and overall design of the clinical trial, the inability to obtain and maintain participant consents, the ongoing risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies. Risks related to patient enrollment are heightened in longer clinical trials. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same areas as our product candidates, and this competition may reduce the number and types of participants available to us. Indication sizes and related disease prevalence may also factor into enrollment. We may experience slower enrollment than anticipated in our trials, which could impact our development timelines, our costs, or other factors. For example, we expect to announce top-line results in our ongoing Phase 2b/3 trial in uveitis due to slower enrollment by the end of 2024, versus mid-2024 as initially anticipated.
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
If we raise additional funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the August 2024 restructuring plan and our decision to focus our existing capital and resources primarily on lonigutamab in TED, and/or by future clinical trial outcomes and general economic and market conditions. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, delays in financings or limited access to capital may impact the scope, timing and ability to conduct all planned clinical development activities, which could materially and adversely affect our business, operations and financial condition. In any event, if we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Product Candidate Development and Commercialization
Our clinical trials may reveal significant adverse events not seen in our preclinical studies or prior clinical trials and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of our product candidates.
Undesirable or clinically unmanageable side effects observed in our clinical trials for our product candidates could occur and cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. We believe there is an unmet patient need to improve on the safety and side-effect profile of the sole currently approved therapy in the U.S. for the treatment of TED. If our product candidate lonigutamab is shown to have similar adverse events, side effects, or other safety or tolerability concerns, such as hearing impairment, then our opportunity to disrupt the current standard of care will be limited. We have observed certain adverse events in our ongoing Phase 2 clinical trial of lonigutamab including, without limitation, headache, tinnitus and injection site reactions. We have also observed certain adverse events and serious adverse events (“SAEs”) in our clinical trials of izokibep, some of which have been determined to be drug-related by the principal investigator, and/or led to trial discontinuation including, without limitation, injection site reactions, infections such as nasopharyngitis, and inflammatory bowel disease.Additional adverse events and SAEs may continue to emerge in our ongoing and future clinical trials.
If additional adverse events, SAEs or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of the respective class of agents that each of our product candidates are a part of, we may have difficulty recruiting participants to our clinical trials, participants may drop out of our trials, or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. For example, certain participants have withdrawn from our trials of izokibep in PsA and HS due to SAEs, including without limitation adverse events such as injection site reactions and erythema. While we believe that certain side effects could be reversible with sufficient recovery periods, we will need to monitor the severity and duration of side effects in our clinical trials. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of any of our product candidates which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities.
We believe that one of the benefits of lonigutamab is its potential to improve on the safety and side-effect profile of the sole currently approved therapy in the U.S. for the treatment of TED. If lonigutamab is shown to have similar adverse events, side effects, or other safety or tolerability concerns, such as hearing impairment, then our opportunity to disrupt the current standard of care will be limited. Adverse events and SAEs that emerge during clinical investigation of or treatment with our product candidates or any future product candidates may be deemed to be related to our product candidates. This may require longer and more extensive clinical development, or regulatory authorities may increase the amount of data and information required to approve, market, or maintain any product candidate and could result in warnings and precautions in our product labeling or a restrictive risk evaluation and mitigation strategy (“REMS”). This may also result in an inability to obtain approval of any product candidate. We, the FDA, EMA or other applicable regulatory authorities, or an IRB, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential product candidates developed in the biotechnology industry that initially showed promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects, like those mentioned above, may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, results of operations and prospects.
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
Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications, and our development priorities may change over time. For example, we initially focused substantially all of our efforts on izokibep for the treatment of HS, PsA, AxSpA and uveitis, and to a lesser extent, our earlier-stage programs. However, in August 2024, we announced that, as part of the August 2024 restructuring plan, we will be suspending new internal investment to develop izokibep for the treatment of HS, PsA and AxSpA and will focus our resources primarily on the development of lonigutamab for the treatment of TED. As a result, we have expended significant resources developing izokibep for indications that we no longer intend to independently fund on a stand-alone basis and we may never receive any return on our investment in izokibep for those indications. Likewise, we have determined to suspend any further development of SLRN-517 and, as a result, we will not receive a return on our investment in that product candidate. As a result of our decisions to pursue certain product candidates and indications, we may forgo or delay pursuit of opportunities with other product candidates, or other indications for our existing product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications, such as our spending on izokibep for the treatment of HS and PsA, may not yield any commercially viable product candidates. In this regard, our decision to focus our resources primarily on lonigutamab for the treatment of TED may be unsuccessful and may never lead to the development of a viable commercial product. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.
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
Our current product candidates, initially under development for treatment of various immunological indications, if approved, would face competition from existing approved immunological treatments, many of which have achieved commercial success, as well as potential competition from product candidates in clinical development by third parties. For example, we are currently developing lonigutamab for the treatment of TED. Currently, the sole-approved product (“TED standard of care”) is Tepezza, an intravenously delivered IGF-1R inhibitor, which has achieved wide-spread use in the treatment of TED. In addition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. There are also multiple companies developing product candidates for TED including argenx SE, Lassen Therapeutics, Roche, Roivant, Sling Therapeutics, Inc., and Viridian Therapeutics, Inc. We are also developing izokibep for the treatment of uveitis. Many emerging and established life sciences companies have been focused on similar therapeutics and indications. If approved, izokibep would compete with currently approved therapeutics in such indication as well as other drugs used to treat such patients, such as generic drugs and biosimilars. In addition, izokibep could face additional competition from other product candidates currently under clinical development by third parties, if any such candidates are approved. This increased competition could have a material adverse impact on our business if our anticipated market share, pricing, government and private payer access, or a combination thereof, are lower than expected due to competition from branded and generic alternative therapies.
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
Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when equivalent generic drugs, biosimilars or less expensive therapies are available. It is possible that a third-party payor may consider our product candidates, if approved, as substitutable and only be willing to cover the cost of the alternative product. Even if we show improved efficacy, safety or improved convenience of administration with our product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge for any of our product candidates, if approved. Third-party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound. In other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatments in the respective therapeutic category. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and/or reimbursement levels. The potential of third-party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to successfully commercialize any of our product candidates, if approved.
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
We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our product candidates, both of which are still in clinical development, and expect that we will continue to invest heavily in our current and potential future product candidates. Our business and our ability to generate revenue, which we do not expect will occur for many years, if ever, are substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.
We plan to focus our resources primarily on the development of lonigutamab for the treatment of TED and accordingly, our future success is substantially dependent on our ability to successfully develop and commercialize lonigutamab in such indication. Lonigutamab, which is still only in Phase 2 development, will require substantial additional development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons, including the negative impacts of geopolitical instability, public health crises, labor shortages, inflation or other macroeconomic factors impacting our third-party CROs, CMOs, clinical trial sites, investigators or us. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events, the failure to achieve primary endpoints with statistical significance in clinical trials, the failure to demonstrate sufficient differentiation from other approved therapies or therapies in development or high cost of development.
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
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval, including due to the heterogeneity of patient populations, participant discontinuation rates, or apparent improvement in trial participants receiving placebo;

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
The implementation of our August 2024 restructuring plan may not be successful.
In August 2024, we committed to implementing a restructuring plan to wind-down internal development of izokibep in HS, PsA and AxSpA and in connection therewith, implemented a workforce reduction affecting approximately 1/3 of our workforce. The objective of the August 2024 restructuring plan is to focus our efforts primarily on the development of lonigutamab as a potential treatment for TED and to realign our workforce to meet our needs in light of our plan to wind-down internal development of izokibep in those indications. However, our decision to focus our efforts primarily on lonigutamab for the treatment of TED may be unsuccessful and may never lead to the development of a viable commercial product. Moreover, the August 2024 restructuring plan may yield unintended consequences and costs, such as attrition beyond our intended workforce reduction, a reduction in morale among our remaining employees, and the risk we may not achieve the anticipated cost preservation or other benefits of the August 2024 restructuring plan, all of which could adversely affect our business, financial condition, results of operations and prospects. In addition, while positions have been eliminated, certain functions necessary to our continued operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the August 2024 restructuring plan will make it difficult for us to resume development activities we have suspended or to pursue new initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Any of these unintended consequences could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent on the efforts and abilities of the principal members of our senior management and other key personnel. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates and prevent us from achieving our business objectives. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. For example, in May 2024, Shao-Lee Lin resigned as our Founder and Chief Executive Officer, and Mina Kim, our then Chief Legal and Administrative Officer, was appointed as our Chief Executive Officer. Executive management transition, particularly at the principal executive officer level, inherently causes some loss of institutional knowledge, which could negatively impact strategy, execution, and our ability to compete. In addition, changes to company strategy, which may occur with the appointment of new executive leadership, can create uncertainty. Transition periods are often difficult and may have a disruptive impact on our ability to retain and recruit talent, execute on our business plans, and could have a material adverse effect on our business, results of operations, financial condition and growth prospects. In this regard, the implementation of our August 2024 restructuring plan and associated workforce reduction may yield unintended consequences and costs, such as difficulty retaining and motivating remaining employees, increased difficulty in our day-to-day operations and loss of institutional knowledge and expertise, and difficulty in attracting and hiring qualified employees in the future.
We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biopharmaceutical, biotechnology and other businesses, particularly in the Los Angeles area and the greater San Francisco Bay Area. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
Our recent organizational changes and cost cutting measures may not be successful.
In August 2024, we implemented a workforce reduction affecting approximately 1/3 of our workforce. The objective of this workforce reduction was to realign our personnel resources and outside operational spend with the scope of work included in our updated long-term operational plan. However, these restructuring and cost reduction activities may yield unintended consequences and costs, such as attrition beyond our intended workforce reduction, a reduction in morale among our remaining employees, and the risk we may not achieve the anticipated benefits of the Restructuring Plan, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our continued operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover the workforce reduction and cost cutting measures will make it difficult for us to resume development activities we have suspended or pursue new initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Any of these unintended consequences may have a material adverse impact on our business, financial condition, and results of operations.
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
The precise incidence and prevalence for all the conditions we aim to address with our product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including sales of our competitors, scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect in general, or as to their applicability to our company. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market across our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates approved for sale for these indications, the ability of our product candidates to improve on the safety, convenience, cost and efficacy of competing therapies or therapies in development, acceptance by the medical community and patients, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, even if we obtain significant market share for our product candidates, because some of our potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.
Our business could be adversely affected by the effects of health pandemics or other health crises, which could cause significant disruptions in our operations and those of our CMOs, CROs and other third parties upon whom we rely.
Health pandemics or other health crises, including COVID-19, have in the past and could again in the future result in a disruption of our businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity. More specifically, these types of events may negatively impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. Moreover, our trials may be negatively affected. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources. Some patients may not be able or willing to comply with trial protocols if wide spread health crisis impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure) may be hindered, which would adversely affect our trial operations. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our trials, and the effects of health pandemics or other health crises may affect their ability to devote sufficient time and resources to our programs. As a result, the expected timeline for data readouts, including incompleteness in data collection and analysis and other related activities, and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and adversely affect our business, financial condition, results of operations and prospects. In addition, impact on the operations of the FDA or other regulatory authorities could negatively affect our planned trials and approval processes. Finally, economic conditions and business activity may be negatively impacted and may not recover as quickly as anticipated.
Our cash, cash equivalents and restricted cash may be exposed to failure of our banking institutions.
We seek to minimize our exposure to third-party losses of our cash, cash equivalents and restricted cash we hold our balances in multiple financial institutions. Notwithstanding, those institutions are subject to risk of failure. For example, past events surrounding certain banks, including Silicon Valley Bank (“SVB”), First Republic Bank and Signature Bank, created temporary uncertainty on their customers’ cash deposits in excess of Federal Deposit Insurance Corporation limits prior to actions taken by governmental entities. If failures in financial institutions occur where we hold deposits in the future, such events could have a material impact on our cash, cash equivalents and restricted cash balances, expected results of operations or financial performance, and any such loss or limitation on our cash, cash equivalents and restricted cash would adversely affect our business.
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
We previously identified material weaknesses in our internal control over financial reporting. If we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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
Through our hiring of necessary personnel and testing of related internal controls for design and operating effectiveness, we have determined that the material weakness related to insufficient accounting personnel was remediated as of December 31, 2023 and that the material weaknesses in the design and maintenance of an effective risk assessment process and controls over segregation of duties were remediated as of June 30, 2024.
Although we have remediated the material weaknesses, there is no guarantee that we will not identify or experience additional material weaknesses. If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to conclude that our internal control over financial reporting is effective when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result, we could also become subject to investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.
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
Although we exclusively in-license issued patents from licensor and collaborators related to izokibep and lonigutamab, we do not own any issued patents. We cannot be certain that the claims in our U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign jurisdictions, or those of our licensors, will be considered patentable by the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that any issued claims will not be found invalid or unenforceable if challenged. Additionally, our provisional applications may never result in issued patents. Accordingly, there can be no assurance that we or our licensors will obtain any additional issued patents or that any issued patents we or our licensors obtain will provide us with any competitive advantage. Any failure to obtain adequate patent protection for our product candidates and technology could adversely affect our business, financial condition, results of operations and prospects.
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
We are heavily reliant upon licenses to certain patent rights and other intellectual property that are important or necessary to the development of izokibep and lonigutamab or our other product candidates. For example, we depend on licenses from Affibody and Pierre Fabre for certain intellectual property relating to the development and commercialization of izokibep and lonigutamab, respectively, in specific territories.
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
Our licensors may retain certain rights under the relevant agreements with us, including the right to use the underlying product candidates for academic and research use, to publish general scientific findings from research related to the product candidates, to make customary scientific and scholarly disclosures of information relating to the product candidates, or to develop or commercialize the licensed product candidates in certain regions. For example, we depend on our license and collaboration agreement with Pierre Fabre for the development of lonigutamab, which grants us certain exclusive licenses to certain patents, know-how and other intellectual property to develop, manufacture, use and commercialize lonigutamab for non-oncology therapeutic indications. The license includes certain retained rights by Pierre Fabre, for example rights in oncology therapeutic indications, as well as their rights in the option territory described elsewhere under Note 7 to our condensed consolidated financial statements entitled “Significant Agreements” in this Form 10-Q.
We also depend on our license and collaboration agreement with Affibody for the development of izokibep, which grants us an exclusive license to develop izokibep worldwide, with the exception of certain territories. Affibody has retained rights under the license and collaboration agreement to the extent necessary to carry out its obligations for manufacturing under a pre-existing license agreement (the “Inmagene Agreement”) with Inmagene Biopharmaceuticals (“Inmagene”). It is difficult to monitor whether Affibody or Inmagene, or any of our other licensors limit their use of the product candidates to these permitted uses, and we could incur substantial expenses to enforce our rights to our licensed product candidates in the event of misuse.
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
Risks Related to Government Regulation
The regulatory approval process is highly uncertain, and we may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize lonigutamab, izokibep and any future product candidates. Even if we believe our current, or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.
Lonigutamab, izokibep and any future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, post-approval monitoring, marketing and distribution of products. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required to be completed successfully in the United States and in many foreign jurisdictions before a new product can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of our product candidates will obtain the regulatory approvals necessary for us to begin selling them.
Our company has no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical studies and clinical trials is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether additional legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. Any elongation or de-prioritization of preclinical studies or clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of lonigutamab, izokibep and any future product candidates.
Further, the FDA and its foreign counterparts may respond to any BLA that we may submit by defining requirements that we do not anticipate.
Such responses could delay clinical development of lonigutamab, izokibep and any future product candidates.
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
Various legislative and regulatory bodies, or self-regulatory organizations, may enact new or expand or otherwise revise existing laws, rules or regulations, or guidance regarding data privacy and security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees, and among other things requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, including the right to opt out of certain disclosures of their information. The CCPA provides for civil penalties of up to $7,500 per violation as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the CCPA and other comprehensive state privacy laws include limited exceptions, including for certain information collected as part of clinical trials, these developments may impact our processing of personal information and increases the compliance costs and legal risk for us and the third parties upon whom we rely. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us.
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
We depend on sole source and limited source suppliers for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. We do not currently have long-term supply contracts with all of our CMOs and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we have entered into long-term master supply agreements with certain of our CMOs, in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating additional long-term supply agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with certain of our CMOs, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the drug products that we are required to purchase. For example, in July 2024, we and one of our CMOs entered into an agreement to terminate a supply agreement in connection with which we expect to incur contract termination costs of approximately $14.3 million. In any event, any change in our relationships with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations and prospects.
Furthermore, any of the sole source and limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. Additionally, our manufacturing process for izokibep and lonigutamab requires special equipment, and identifying additional suppliers able to fabricate such equipment at their facility at acceptable costs may be difficult. Establishing additional or replacement suppliers for these supplies, and obtaining regulatory clearance or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business, financial condition, results of operations and prospects. Any such interruption or delay may force us to seek similar supplies from alternative sources, which may not be available at reasonable prices, or at all. Any interruption in the supply of sole source or limited source components for our product candidates would adversely affect our ability to meet scheduled timelines and budget for the development and commercialization of our product candidates, could result in higher expenses and would harm our business. For example, we were notified in FY2024 that manufacturing facilities where our CMO manufactures lonigutamab drug substance will be closing. Accordingly, we are in the process of transferring lonigutamab drug substance manufacturing to the CMO's alternative manufacturing plant, which will require process changes, comparability studies, and regulatory filings to compliantly support clinical trials. Such tech transfer activities involves rigorous planning and execution with associated technical resources. We cannot assure you that we will not experience any disruptions in our lonigutamab drug substance supply as a result of the transfer. In this regard, although we have not experienced any significant disruption as a result of our reliance on limited or sole source suppliers to date, we have a limited operating history and cannot assure you that we will not experience disruptions in our supply chain in the future as a result of such reliance or otherwise.
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
We expect our operating results to be subject to quarterly and annual fluctuations which may, in turn, cause the price of our common stock to fluctuate substantially. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expense related to the ongoing development of lonigutamab, izokibep or future development programs;
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
•our ability to achieve the expected cost benefits of the August 2024 restructuring plan on the expected timeline, or at all; and
•changes in general market and economic conditions.
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
To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. For example, in connection with the preparation of our financial statements for the years ended December 31, 2021 and 2022, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. While we have remediated these material weaknesses as of June 30, 2024, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we we identify more material weaknesses in the future that we are not able to timely remediate to meet the applicable compliance deadline for the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be negatively affected and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.
Our disclosure controls and procedures may not be effective and may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures may not be effective. Any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met because of the inherent limitations in all control systems. While our Chief Executive Officer and Chief Financial Officer and Chief Business Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002.
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
The market price of our common stock is likely to continue to be volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In addition, litigation, including securities class action litigation, has often followed the announcement of adverse clinical or regulatory events such as negative or inconclusive clinical trial results, announcements of significant business transactions, such as the sale or purchase of a company, or announcement of any other strategic transaction. Any of these events may also result in investigations by the SEC or other regulatory authorities. In this regard, on November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California. An amended complaint was filed on March 26, 2024, naming us and current and former officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act in its disclosures regarding the primary endpoint of HiSCR75 at week 16 not meeting statistical significance in our Phase 2b trial of izokibep in HS. The complaint seeks damages and an award of reasonable costs and expenses, as well as such other and further relief as the court may deem just and proper. This lawsuit is subject to inherent uncertainties, including its outcome. We could be subject to additional litigation in the future. We could be forced to expend significant resources and incur substantial legal fees and costs in the defense of this suit, and we may not prevail. We have not established any reserve for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41696	3.1	May 9, 2023
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41696	3.2	May 9, 2023
10.1	Separation Agreement and Mutual Release between the Company and Shao-Lee Lin, M.D., Ph.D.	8-K	001-41696	10.1	May 9, 2024
10.2	Separation Agreement and Mutual Release between the Company and Ron Oyston	8-K	001-41696	10.2	May 9, 2024
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page formatted as inline XBRL and contained in Exhibit 101
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

ACELYRIN, INC.

Dated: August 13, 2024	By:	/s/ Gil M. Labrucherie
	Name:	Gil M. Labrucherie
	Title:	Chief Financial Officer and Chief Business Officer (Duly authorized officer and principal financial and accounting officer)