Form 10-Q
period 2024-09-30
ACELYRIN, Inc.
filed 2024-11-13
CIK 1962918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    o    No    x
The number of shares of Registrant’s common stock issued and outstanding as of November 8, 2024, was 100,325,569.

ACELYRIN, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Quarterly Report. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical and clinical trials, results of preclinical and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements speak only as of the date of this Quarterly Report and involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.
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

•our expectations related to the costs, timing and the estimated financial impact of the Restructuring Plan (as defined below) we implemented in 2024; and
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
ACELYRIN, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$216,326	$218,097
Short-term marketable securities	346,047	503,229
Prepaid expenses and other current assets	34,216	15,312
Total current assets	596,589	736,638
Prepaid expenses and other assets, non-current	12,498	2,678
Operating lease right-of-use asset	6,979	1,195
Property, plant and equipment, net	1,700	2,179
Restricted cash	544	—
Total assets	$618,310	$742,690

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$17,550	$41,920
Accrued research and development expenses	13,848	35,436
Accrued compensation and other current liabilities	6,683	6,833
Accrued restructuring liabilities	44,636	—
Severance liability	754	970
Total current liabilities	83,471	85,159
Operating lease liability, non-current	6,558	1,194
Total liabilities	90,029	86,353

Stockholders’ equity
Common stock, par value of $0.00001 per share; 790,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 99,944,302 and 97,865,890 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	1,185,808	1,144,893
Accumulated other comprehensive income (loss)	384	162
Accumulated deficit	(657,912)	(488,719)
Total stockholders’ equity	528,281	656,337
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$618,310	$742,690
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$31,612	$74,562	$166,026	$272,512
General and administrative	12,326	19,861	53,711	44,440
Restructuring charges	10,809	—	10,809	—
Total operating expenses	54,747	94,423	230,546	316,952
Loss from operations	(54,747)	(94,423)	(230,546)	(316,952)
Change in fair value of derivative tranche liability	—	—	—	10,291
Interest income	7,535	10,502	25,132	20,486
Other income (expense), net	(1,336)	(19)	36,221	(254)
Net loss	$(48,548)	$(83,940)	$(169,193)	$(286,429)
Other comprehensive gain (loss)
Unrealized gain (loss) on short-term marketable securities, net	551	(94)	222	36
Total other comprehensive gain (loss)	$551	$(94)	$222	$36
Net loss and other comprehensive loss	$(47,997)	$(84,034)	$(168,971)	$(286,393)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.87)	$(1.71)	$(4.68)
Weighted-average common shares outstanding, basic and diluted	99,835,707	96,872,747	98,973,518	61,138,105
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	97,865,890	$1	$1,144,893	$(488,719)	$162	$656,337
Issuance of common stock upon settlement of restricted stock units	—	—	47,639	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	20,163	—	—	20,163
Issuance of common stock upon exercise of options	—	—	945,471	—	2,807	—	—	2,807
Net loss	—	—	—	—	—	(34,973)	—	(34,973)
Unrealized gain (losses) on short-term marketable securities, net	—	—	—	—	—	—	(267)	(267)
Balance at March 31, 2024	—	$—	98,859,000	$1	$1,167,863	$(523,692)	$(105)	$644,067
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	—	$—	459,808	$—	$(1,937)	$—	$—	$(1,937)
Stock-based compensation expense	—	—	—	—	10,174	—	—	10,174
Issuance of common stock upon exercise of options	—	—	150,786	—	1,289	—	—	1,289
Net loss	—	—	—	—	—	(85,672)	—	(85,672)
Unrealized gain (losses) on short-term marketable securities, net	—	—	—	—	—	—	(62)	(62)
Issuance of common stock under the employee stock purchase plan	—	—	100,827	—	359	—	—	359
Balance at June 30, 2024	—	$—	99,570,421	$1	$1,177,748	$(609,364)	$(167)	$568,218
Issuance of common stock upon settlement of restricted stock units	—	$—	75,754	$—	$—	$—	$—	$—
Stock-based compensation expense	—	—	—	—	7,054			7,054
Issuance of common stock upon exercise of options	—	—	298,127	—	1,006			1,006
Net loss	—	—	—	—	—	(48,548)		(48,548)
Unrealized gain (losses) on short-term marketable securities, net	—	—	—	—	—	—	551	551

Balance at September 30, 2024	—	$—	99,944,302	$1	$1,185,808	$(657,912)	$384	$528,281

Balance at December 31, 2022	40,743,522	$396,593	2,767,359	$—	$4,302	$(107,078)	$(86)	$(102,862)
Issuance of common stock in connection with ValenzaBio acquisition	—	—	18,885,731	—	128,735	—	—	128,735
Stock-based compensation expense	—	—	—	—	7,139	—	—	7,139
Net loss	—	—	—	—	—	(176,450)	—	(176,450)
Unrealized gain (losses) on short-term marketable securities, net	—	—	—	—	—	—	86	86
Balance at March 31, 2023	40,743,522	$396,593	21,653,090	$—	$140,176	$(283,528)	$—	$(143,352)
Issuance of common stock upon initial public offering, net of underwriting discounts commissions and issuance costs of $47,354	—	$—	34,500,000	$—	$573,644	$—	$—	$573,644
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(40,743,522)	(396,593)	40,743,522	1	396,592	—	—	396,593
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	—	—	303,237	—	(8,325)	—	—	(8,325)
Stock-based compensation expense	—	—	—	—	8,501	—	—	8,501
Net loss	—	—	—	—	—	(26,039)	—	(26,039)
Unrealized gain (losses) on short-term marketable securities	—	—	—	—	—	—	44	44
Balance at June 30, 2023	—	$—	97,199,849	$1	$1,110,588	$(309,567)	$44	$801,066
Stock-based compensation expense	—	$—	—	$—	$15,313	$—	$—	$15,313
Issuance of common stock upon exercise of options	—	—	40,570	—	31	—	—	31
Net loss	—	—	—	—	—	(83,940)	—	(83,940)
Unrealized loss on short-term marketable securities, net	—	—	—	—	—	—	(94)	(94)
Balance at September 30, 2023	—	$—	97,240,419	$1	$1,125,932	$(393,507)	$(50)	$732,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(169,193)	$(286,429)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation expense	37,391	30,953
Income from sale of asset	(7,000)
Expense related to acquired in-process research and development assets	—	133,057
Net amortization of premiums and accretion of discounts on marketable securities	(15,110)	(5,564)
Change in fair value of derivative tranche liability	—	(10,291)
Depreciation and amortization expense	277	67
Loss on disposal of property, plant and equipment	1,369
Non-cash lease expense	322	108
Changes in assets and liabilities:
Prepaid expense and other current assets	(18,293)	(3,323)
Prepaid expenses and other assets, non-current	(9,820)	1,724
Accounts payable	(24,370)	11,225
Accrued research and development expenses	(21,588)	30,773
Accrued compensation and other current liabilities	(150)	2
Accrued restructuring liabilities	44,636	—
Operating lease liability	(593)	(96)
Severance liability	(216)	1,720
Net cash used in operating activities	(182,338)	(96,074)
Cash flows from investing activities
Proceeds from sale of asset	7,000
ValenzaBio assets acquisition cash acquired, net of acquisition costs	—	10,007
Cash paid to acquire in-process research and development assets	—	(10,000)
Purchase of marketable securities	(575,175)	(537,987)
Proceeds from maturities of short-term marketable securities	736,912	128,728
Sales of marketable securities	10,016	56,310
Purchase of property, plant and equipment	(1,166)	(2,196)
Net cash provided by (used in) investing activities	177,587	(355,138)
Cash flows from financing activities
Proceeds from exercise of common stock options and issuance of common stock upon settlement of restricted stock unites, net of shares withheld for taxes, and under the employee stock purchase plan	3,524	31
Taxes paid related to net share settlement of restricted stock units	—	(8,325)
Issuance of common stock upon initial public offering, net of commissions and issuance costs	—	574,134
Net cash provided by financing activities	3,524	565,840
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,227)	114,628
Cash, cash equivalents and restricted cash at beginning of period	218,097	267,110
Cash, cash equivalents and restricted cash at end of period	$216,870	$381,738

Supplemental disclosure of cash flow information:
Conversion of 40,743,522 redeemable convertible preferred stock upon the closing of initial public offering	$—	$396,593
Common stock issued in connection with ValenzaBio acquisition	$—	$128,735
Right-of-use assets obtained in exchange for operating lease liability	$6,106	$1,348
Property and equipment purchase in accounts payable and accrued liabilities	$120	$—
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
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2024 and 2023, the Company incurred net losses of $169.2 million and $286.4 million, respectively. The net loss of $169.2 million in the nine months ended September 30, 2024 includes $37.0 million of other income related to payments in the first quarter of 2024. The net loss of $286.4 million in the nine months ended September 30, 2023 includes $123.1 million of expenses related to acquired in-process research and development assets without alternative future use and a $10.0 million license fee payment to Pierre Fabre incurred in connection with the ValenzaBio acquisition. As of September 30, 2024, the Company had an accumulated deficit of $657.9 million. Cash used in operating activities was $182.3 million and $96.1 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company has historically financed its operations primarily through the sale of shares of its redeemable convertible preferred stock in private placements and the sale of shares of its common stock in its IPO. As of September 30, 2024, the Company had cash, cash equivalents, restricted cash and short-term marketable securities of $562.9 million. The Company does not have any products approved for sale and has not generated any revenue from product sales to date. The Company expects to continue to incur significant and increasing expenses and substantial losses for the foreseeable future as it continues its development of and seeks regulatory approvals for its product candidates and commercializes any approved products, seeks opportunities to selectively expand its product pipeline and invests in its organization. The Company’s ability to achieve and sustain profitability will depend on its ability to successfully develop, obtain regulatory approval for and commercialize its product candidates. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Based on its current operating plan, management estimates that its existing cash, cash equivalents and restricted cash, including the proceeds from the IPO, will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.
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
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report. The information as of December 31, 2023 included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.
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

Concentration of Credit Risk
Cash, cash equivalents, restricted cash and short-term marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. As of September 30, 2024 and December 31, 2023, cash consists of cash deposited with one financial institution, and account balances exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of this institution.
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

Restructuring
The Company accounts for exit or disposals costs in accordance with ASC 420, Exit or Disposal Cost Obligations. Charges represent expenses incurred in connection with certain exit or disposal activities and consist of the costs of contract termination, employee termination and other activities. A liability for costs associated with an exit or disposal activity is measured at its fair value when the liability is incurred.

Long-lived Assets Impairment Assessment
Long-lived assets, including operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the three months ended September 30, 2024, the Company performed an evaluation of the impact of the August 2024 Restructuring Plan on the carrying value of its long-lived assets and concluded that there was no impairment charge to be recognized on the long-lived assets.
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
In-process research and development (“IPR&D”) assets were related to acquired product candidates: lonigutamab in clinical trials and SLRN-517 in preclinical development. The fair value of in-process research and development assets was based on the present value of future discounted cash flows, which was based on significant estimates. These estimates included the number of potential patients and market prices of future product candidates, costs required to conduct clinical trials, future milestones and royalties payable under acquired license agreements, costs to receive regulatory approval and potentially commercialize product candidates, as well as estimates for probability of success and the discount rate. The estimated fair values of lonigutamab and SLRN-517 assets were $114.8 million and $8.2 million, respectively. The Company concluded that acquired assets do not have an alternative future use and recognized the full amount of $123.1 million as research and development expenses in the condensed consolidated statement of operations and comprehensive loss in January 2023.
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
As of September 30, 2024, no ValenzaBio severance plan payments obligations were outstanding to ValenzaBio employees. As of December 31, 2023, ValenzaBio severance plan payments obligations of $0.3 million were included in the condensed consolidated balance sheets.
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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2024
As of September 30, 2024:	Total	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$201,253	$201,253	$-	$-
U.S. Treasury obligations ($0 included in cash and cash equivalents)	231,118	-	231,118	-
Corporate debt obligations ($1,331 included in cash and cash equivalents)	89,304	-	89,304	-
Federal agency obligations ($0 included in cash and cash equivalents)	26,956	-	26,956	-
Total fair value of assets	$548,631	$201,253	$347,378	$-

	Fair Value Measurements as of December 31, 2023
As of December 31, 2023:	Total	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$23,205	$23,205	$-	$-
U.S. Treasury obligations ($146,497 included in cash and cash equivalents)	525,353	-	525,353	-
Corporate debt obligations ($23,313 included in cash and cash equivalents)	135,284	-	135,284	-
Federal agency obligations ($15,344 included in cash and cash equivalents)	27,746	-	27,746	-
Total fair value of assets	$711,588	$23,205	$688,383	$-

Classified as:	September 30, 2024	December 31, 2023
Cash and cash equivalents	$202,584	$208,359
Short-term marketable securities	$346,047	$503,229
Total cash equivalents and marketable securities	$548,631	$711,588

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

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$216,326	$218,097
Restricted cash	544	—
Total cash, cash equivalents and restricted cash	$216,870	$218,097
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
Available-for-sale securities marketable securities
The following tables summarize the estimated fair value of the Company’s available-for-sale marketable securities as of September 30, 2024 and December 31, 2023 (in thousands):

As of September 30, 2024:	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Estimated Fair Value

Money market funds (included in cash and cash equivalents)	$201,253	$—	$-	$201,253
U.S. Treasury obligations ($0 included in cash and cash equivalents)	230,870	248	-	231,118
Corporate debt obligations $1,331 included in cash and cash equivalents)	89,246	65	(7)	89,304
Federal agency obligations ($0 included in cash and cash equivalents)	26,878	79	(1)	26,956
Total available for sale marketable securities	$548,247	$392	$(8)	$548,631

As of December 31, 2023:	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Estimated Fair Value

Money market funds (included in cash and cash equivalents)	$23,205	$—	$-	$23,205
U.S. Treasury obligations ($146,497 included in cash and cash equivalents)	525,198	156	(1)	525,353
Corporate debt obligations ($23,313 included in cash and cash equivalents)	135,288	36	(40)	135,284
Federal agency obligations ($15,344 included in cash and cash equivalents)	27,735	12	(1)	27,746
Total available for sale marketable securities	$711,426	$204	$(42)	$711,588

As of September 30, 2024 and December 31, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the nine months ended September 30, 2024 and for the year ended December 31, 2023, the Company did not recognize any impairment losses on its investments.
The Company presents accrued interest and dividend receivable related to the available-for-sale marketable securities in prepaid expenses and other current assets, separate from short-term investments in the condensed consolidated balance sheet. As of September 30, 2024 and December 31, 2023, accrued interest and dividend receivable was $1.9 million and $0.8 million, respectively. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. The Company has not written off any accrued interest receivables for the three and nine months ended September 30, 2024.
As of September 30, 2024, all available for sale marketable securities mature within one year.
6. Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Credit voucher receivable	$23,838	$—
VAT receivable	4,320	3,985
Prepaid insurance and other current assets	2,244	1,712
Interest receivable	1,912	764
Prepaid other services	1,359	667
Prepaid research and development expenses	543	8,184
Total	$34,216	$15,312
Prepaid expenses and other assets, non-current
Other non-current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Credit voucher receivable	$11,941	$—
Prepaid research and development expenses, non-current	523	2,644
Security deposits	34	34
Total	$12,498	$2,678

Property, plant and equipment, net
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Construction in progress	$—	$1,460
Computer and other equipment	1,165	407
Furniture and fixtures	658	306
Leasehold improvements	209	121
Total property, plant and equipment, gross	2,032	2,294
Less: accumulated depreciation and amortization	(332)	(115)
Property, plant and equipment, net	$1,700	$2,179
Accrued research and development expenses
Accrued research and development expenses are comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued clinical manufacturing expenses	$6,894	$22,232
Accrued clinical expenses	6,954	13,204
Total	$13,848	$35,436
Accrued compensation and other current liabilities
Accrued compensation and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$5,145	$5,417
Accrued professional service fees	458	1,099
Other accrued expenses and current liabilities	1,080	317
Total	$6,683	$6,833

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
The acquisition of the exclusive license was accounted for as an in-process research and development asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $25.0 million was recorded as research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Milestone payments are contingent consideration and are accrued when contingent events occur and achievement of milestones is probable. In November 2023, the Company paid a total amount of $15.0 million in relation with attaining one of the development milestones described above and recorded the payment within research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. Royalties will be recognized as cost of sales when products are sold and royalties are payable. No royalties or additional milestones were probable and estimable as of September 30, 2024 and December 31, 2023.
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
In October 2024, Pierre Fabre exercised its option under the Pierre Fabre Agreement, requiring the Company to buy out its right to the option for a one-time payment of $31.0 million. The Company will recognize the option exercise expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss in the period ended December 31, 2024, the period in which the obligation was incurred.

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
As of September 30, 2024, no milestones were probable and accrued in the condensed consolidated balance sheet.
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
As of September 30, 2024, no milestones were probable and accrued in the condensed consolidated balance sheet.
8. Commitments and Contingent Liabilities
License Agreements
The Company is required to pay certain milestones upon the achievement of specific development and regulatory events, upon products commercialization and products’ royalties under its license agreements, including its agreements with Affibody, Pierre Fabre, Novelty Nobility and other non-exclusive license agreements. None of the milestones, other than the $15.0 million Affibody milestone in November 2023, were achieved or probable as all products were in development. As such, no milestones or royalties were accrued in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

Research and Development Agreements
The Company enters into various agreements in the ordinary course of business, such as those with suppliers, contract research organizations, contract manufacturing organizations, and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $19.5 million and $142.3 million as of September 30, 2024, and December 31, 2023, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of our engagements.
In July 2024, the Company and a vendor entered into an agreement to terminate a supply agreement. All post-termination activities are expected to be completed in the third and fourth quarters of 2024. The Company incurred and recognized $14.3 million for the termination costs in the quarter ended June 30, 2024, the period in which the obligation was incurred. These contract termination costs were included in research and development in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2024.
In October 2024, the Company and a vendor entered into an agreement to cancel certain services under a manufacturing agreement. See Note 13 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
No other amounts related to termination and cancellation changes were accrued during the three and nine months ended September 30, 2024, and year ended December 31, 2023, as the Company has not determined cancellation under any other agreements to be probable.
Lease
In January 2023, the Company entered into a lease agreement to rent approximately 10,012 square feet of office space in southern California. The term of the lease is 65 months with an option to extend it for an additional three years. Monthly rent payments are approximately $30,500, subject to an annual 3.0% increase and six months rental abatement during the first year. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In connection with the lease agreement, the Company made a security deposit of $34,000, that is included in prepaid expenses and other assets, non-current in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023. As of the lease commencement date, the Company recorded $1.3 million as right-of-use (“ROU”) asset and operating lease liability, non-current, in the condensed consolidated balance sheet.
In July 2023, the Company entered into a lease agreement to rent approximately 22,365 square feet of office space in South San Francisco, California. The term of the lease is 60 months with an option to extend it for an additional five years. Monthly rent payments are approximately $150,000, subject to an annual 3.5% increase. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In connection with the lease agreement, the Company made a security deposit in the form of a letter of credit of $0.2 million that is classified as non-current in the condensed consolidated balance sheet as of September 30, 2024. As of the lease commencement date, the Company recorded $6.1 million as the ROU asset, $0.2 million as the operating lease liability, current, and $5.7 million as the operating lease liability, non-current, in the condensed consolidated balance sheet.
Fixed operating lease costs were $0.5 million and $0.7 million for the three and nine months ended September 30, 2024, respectively. Variable operating lease costs were $0.2 million for the three and nine months ended September 30, 2024. Operating lease costs were less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. Variable lease operating lease costs were $0 for the three and nine months ended September 30, 2023. Operating lease costs were recorded in general and administrative expenses and research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of September 30, 2024 (in thousands):

2024 (remainder of the year)	$394
2025	2,200
2026	2,275
2027	2,352
2028	2,291
2029	1,548
Total future lease payments	11,060
Less imputed interest	(3,678)
Total operating lease liability balance	7,382
Less current portion of lease liability	(824)
Operating lease liability, non-current	$6,558
The weighted-average remaining lease term was 4.8 years and the weighted-average discount rate was 18%.
Cash paid for amounts included in the measurement of lease liabilities was $0.4 million.
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
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

9. Common Stock
On May 9, 2023, immediately prior to the IPO closing, each share of the Company’s Class A Common Stock then issued and outstanding was reclassified and became one share of the Company’s common stock. As of December 31, 2023, there were no shares of Class B Common Stock outstanding.
As of September 30, 2024 and December 31, 2023, Common Stock reserved for future issuance by the Company was as follows:

	September 30,	December 31,
	2024	2023
Shares available for future grants under Equity Incentive Plan	6,016,568	3,526,392
Outstanding stock options	14,071,995	9,630,623
Performance-based restricted stock units[1]	792,908	2,964,072
Outstanding restricted stock units	1,204,470	2,166,016
Options assumed upon ValenzaBio acquisition	55,311	938,440
ESPP Shares available for future grants	1,753,667	875,836
Total shares reserved for future issuance	23,894,919	20,101,379
1. The performance-based restricted stock units balance is based on the target number of shares.
Founders’ Common Stock
On the IPO closing date, each share of the founders’ Class A common stock issued and outstanding was reclassified and became one share of the Company’s common stock; no vesting or other terms were modified.
In July 2020, the Company issued 2,839,749 shares of its common stock to founders at a price of $0.00002 per share. The issuance price was the estimated fair value of the shares as the shares were issued at inception and no intellectual property was contributed by the founders. The founders have voting rights and rights to receive dividends regardless of the vesting of the shares. Issued shares vested monthly over 48 months, as founders continued providing services to the Company. The Company had the right to repurchase unvested shares at the price paid by the founders if services are terminated. Stock-based compensation expense was minimal for these shares. In December 2022, the Company repurchased 591,613 restricted common shares at the original purchase price that were unvested as of the date of repurchase in connection with one founder’s resignation. As of September 30, 2024 and December 31, 2023, zero and 207,060 shares were unvested, respectively. During the nine months ended September 30, 2024 and year ended December 31, 2023, 207,060 and 354,972 founders’ shares vested.
10. Equity Incentive Plan
In April 2023, the Company’s board of directors adopted, and stockholders approved, the 2023 Equity Incentive Plan (the “2023 Plan”) that became effective on May 4, 2023. The Company reserved 12,000,000 new shares of common stock for issuance under the 2023 Plan. In addition, 6,920,846 shares issued and outstanding under the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”), have been added to the 2023 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2023 Plan also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2024 and ending on January 1, 2033, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of stock as determined by the Company’s board of directors. On January 1, 2024, 5,230,473 additional shares of common stock became available for issuance under the 2023 Plan pursuant to the provision. No more than 56,762,538 shares of stock may be issued upon the exercise of incentive stock options under the 2023 Plan. The Company may grant incentive stock options, nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), performance awards and other awards to the Company’s officers, employees, directors and consultants. Options under the 2023 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the common stock on the date of grant and usually vest over four years. The exercise price of an option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under our 2023 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. The 2023 Plan is the successor to and continuation of the 2020 Plan and no additional awards may be granted under the 2020 Plan. All outstanding awards granted under the 2020 Plan will remain subject to the terms of the 2020 Plan. The 2020 Plan provided for the grant of incentive stock options, nonstatutory stock options, RSUs and RSAs to the Company’s officers, employees, directors and consultants. As of September 30, 2024 and December 31, 2023, 6,016,568 and 3,526,392 shares of the Company’s common stock remained available for issuance under the 2023 Plan.
In April 2023, the Company’s board of directors and stockholders adopted the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 4, 2023. The ESPP authorized issuance of up to 900,000 shares of common stock. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase and offering consecutive periods. The aggregate number of shares reserved for sale under the 2023 ESPP will increase automatically on January 1 for a period of up to 10 calendar years, commencing on January 1, 2024, by the number of shares equal to the lesser of 1% of the Company's total outstanding shares of common stock on the immediately preceding December 31st, and 2,700,000 shares or a lesser number of shares as may be determined by the board of directors. On January 1, 2024, the Company registered 978,658 additional shares of its Common Stock under the ESPP pursuant to the provision. There were 1,753,667 and 875,836 ESPP shares available for future grants as of September 30, 2024 and December 31, 2023, respectively.
Stock Options
Stock options issued under the 2020 and 2023 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements.
A summary of option activity under the 2020 and 2023 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	9,630,623	$10.4619	9.0	$12,007
Options granted	9,773,227	6.3274
Options exercised	(511,255)	2.9748
Options expired	(128,091)	7.1906
Options forfeited	(4,692,509)	9.7232
Outstanding at September 30, 2024	14,071,995	$8.1385	8.0	$3,829
Exercisable at September 30, 2024	3,812,458	$9.9887	4.7	$1,094
Vested and expected to vest at September 30, 2024	14,071,995	$8.1385	8.0	$3,829
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at September 30, 2024 and December 31, 2023. The fair value of shares vested during the three months ended September 30, 2024 was $5.3 million. The weighted-average grant date fair value of options granted in three months ended September 30, 2024 was $3.51 per share. Fair value of shares vested during the nine months ended September 30, 2024 was $18.1 million. The weighted-average grant date fair value of options granted in nine months ended September 30, 2024 was $3.80 per share.
ValenzaBio 2020 Stock Option Plan
On January 4, 2023, in connection with the Acquisition, the Company assumed the ValenzaBio 2020 Stock Option Plan and options to issue 1,249,811 shares of the Company’s Class A Common Stock to ValenzaBio option holders, who entered into consulting agreements with the Company. The weighted-average exercise price of assumed options was $3.6736 per share.
Under the terms of the Merger Agreement, the assumed options vested in full on March 31, 2023. A total of 2,000 and 883,129 options assumed under the ValenzaBio 2020 Stock Option Plan having the weighted-average exercise price of $4.2891 and $4.0538 per share were exercised for the three and nine months ended September 30, 2024, respectively.
The Company recognized the full amount of stock-based compensation expense of $4.9 million, including $3.1 million as research and development expenses and $1.8 million as general administrative expenses, related to assumed options in the consolidated statement of operations for the nine months ended September 30, 2023.
Restricted Stock Units
A summary of unvested RSU activity is presented in the following table:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	2,166,016	$22.90
Granted	2,171,896	6.56
Vested	(1,019,894)	9.36
Forfeited	(2,113,548)	18.23
Unvested at September 30, 2024	1,204,470	$13.09
Performance-Based Restricted Stock Units
In August 2023, the Company granted PSUs to certain employees and officers of the Company. The PSUs may vest over several years subject to the achievement of (i) certain clinical development milestones over a performance period from the grant date to May 2027 (the “Performance Period”) or (ii) market conditions (i.e., stock price hurdle) based on pre-specified volume-weighted average stock price measurements as of each vesting performance measurement date, and continued employment with the Company through the applicable vesting date(s). The target number of shares under the PSUs at the grant date was 3,135,104. The ultimate number of PSU shares that may vest, in the aggregate over the Performance Period could, in certain cases, be up to 150% of the target number of shares upon the achievement of certain market or performance conditions.
A summary of PSU activity based on the target number of shares is presented in the following table:

	Number of PSUs	Weighted-Average Grant Date Fair Value*
Outstanding at December 31, 2023	2,964,072	$27.43
Granted	—
Vested	—
Forfeited	(2,171,164)	27.43
Outstanding at September 30, 2024	792,908	$27.43
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

2023 Employee Stock Purchase Plan
The second purchase period commenced on December 15, 2023 and ended on June 14, 2024. The third purchase period commenced on June 15, 2024 and will end on December 14, 2024. The Company recorded $0.2 million in accrued liabilities as of September 30, 2024. Under the 2023 ESPP, 0 and 100,827 shares were issued for the three and nine months ended September 30, 2024, respectively.
Stock-Based Compensation Expense
The Company used Black-Scholes option pricing model to estimate fair value of each option at the grant date based on the following assumptions for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023	2024	2023

Expected volatility	83.74% - 84.20%	87.34% - 87.93%	83.74% - 87.76%	75.30% - 92.20%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.95 - 6.08	5.95 – 6.04	5.41 - 6.08	5.77 – 6.08
Risk-free interest rate	3.59% - 3.72%	4.14% - 4.61%	3.59% - 4.52%	3.30% - 4.61%
The following table presents the classification of stock-based compensation expense related to awards granted under equity incentive options (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$2,640	$3,572	$12,081	$8,661
General and administrative expenses	4,414	11,741	25,310	22,292
Total stock-based compensation expense	$7,054	$15,313	$37,391	$30,953
The stock-based compensation expense for the three and nine months ended September 30, 2024 was impacted by the departure of our founder and former CEO in May 2024. The departure resulted in a reversal of $13.5 million of PSU and PSO related expense offset by a $12.7 million net increase in stock-based compensation expense due to the partial accelerated vesting and modification of options and RSUs.
The stock-based compensation expense (in thousands) relates to the following equity-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	$1,618	$2,345	$14,857	$7,884
Performance-based restricted stock units	(941)	4,265	(2,739)	4,265
Stock options	6,324	8,577	25,188	18,661
ESPP	53	126	232	143
Performance-based options	$—	$—	$(147)	$—
Total stock-based compensation expense	$7,054	$15,313	$37,391	$30,953
In the nine months ended September 30, 2023, the Company recognized $4.9 million of stock-based compensation expense related to assumed ValenzaBio options and $0.9 million related to unvested options and RSAs net-settled at the closing of the Acquisition. As of September 30, 2024 there was $50.9 million of unrecognized stock-based compensation expense related to granted stock options, which is expected to be recognized over a weighted-average period of 1.5 years. As of September 30, 2024, there was $12.5 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of 1.7 years. The Company recognized a net reversal of $0.9 million in stock-based compensation expense during the three months ended September 30, 2024 related to PSUs. This expense is related to both the market and performance conditions associated with the PSUs and includes a reversal of $13.4 million related to the departure of our founder and former CEO in May 2024. As of September 30, 2024, the Company evaluated the clinical development milestone performance conditions and determined certain conditions to be probable of achievement. As of September 30, 2024, total compensation cost not yet recognized related to unvested PSUs was $10.1 million, which is expected to be recognized over a weighted-average period of 1.3 years. Total stock-based compensation expense not recognized related to unvested PSUs can increase up to $12.6 million depending on the future achievement of PSU performance conditions.
11. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(48,548)	$(83,940)	$(169,193)	$(286,429)
Denominator:
Weighted average common shares outstanding	99,835,707	97,227,070	99,050,167	61,580,296
Less: Weighted-average common shares subject to repurchase	0	(354,323)	(76,649)	(442,191)
Weighted-average common shares outstanding, basic and diluted	99,835,707	96,872,747	98,973,518	61,138,105
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.87)	$(1.71)	$(4.68)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2024	2023
Outstanding options to purchase common stock	14,071,995	8,704,462
Unvested RSUs outstanding	1,204,470	2,183,413
Unvested PSUs expected to vest	178,404	—
Outstanding options to purchase common stock assumed upon acquisition of ValenzaBio	55,311	1,249,811
Common stock subject to repurchase	—	295,803
ESPP	108,048	—
Total	15,618,228	12,433,489
The PSUs included above represent the expected payout at the reporting date under the current performance vesting conditions assessment (see Note 10).
12. Other Income
Arrangements with Vendors
In March 2024, the Company entered into arrangements with certain vendors where the Company received a payment of $30.0 million and a $5.0 million service credit.

The $30.0 million payment received from these arrangements was recorded as a gain in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024 and included in the cash flows from operating activities in the condensed consolidated statement of cash flows for the same period. The $5.0 million service credit was recorded as a credit within research and development expenses.
Asset sale
In January 2024, the Company entered into an asset purchase agreement (“Purchase Agreement”) with Tenet Medicines, Inc. (“Tenet”). The Company recorded $7.0 million cash received as other income (expense), net in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024.
In consideration for the licenses and other rights Tenet received under the Purchase Agreement, the Company is entitled to receive development, regulatory and commercial milestone payments of up to $157.5 million, royalty on worldwide net sales and payments on sublicense income.
13. Restructuring
On August 10, 2024, the Company’s Board of Directors approved a plan to suspend new internal investment in the development of izokibep in hidradenitis suppurativa (“HS”), psoriatic arthritis (“PsA”) and axial spondyloarthritis (“AxSpA”), pursuant to which the Company is focusing its efforts primarily on its lonigutamab clinical program in thyroid eye disease (“TED”) and implemented an associated workforce reduction (the “Restructuring Plan”). As part of the Restructuring Plan, the Company’s workforce will ultimately be reduced by 40 people, or approximately 1/3 of the Company’s then-existing headcount.
In connection with the workforce reduction, the Company estimates it will incur restructuring charges totaling approximately $4.3 million in cash-based expenses related to one-time employee severance payments and benefits, of which it has recognized $3.6 million for the three months ended September 30, 2024. The remaining restructuring charges related to the workforce reduction will be substantially complete by the end of the fourth quarter of 2024. Remaining employee severance payments and benefits of $1.6 million are included in restructuring liabilities in the condensed consolidated balance sheet for the period ended September 30, 2024.
In the third quarter of 2024, the Company and a vendor entered into an agreement to cancel certain services under a manufacturing agreement related to the suspension of new internal development of izokibep in HS, PsA and AxSpA. All post-cancellation obligations are expected to be settled in the fourth quarter of 2024 and the first quarter of 2025. The Company incurred net restructuring charges of $7.2 million consisting of $42.9 million of expense in connection with such cancellation of services netted against $35.7 million credit voucher to be issued as part of the agreement to cancel services upon payment of the amounts due to the manufacturer, and recognized those costs (calculated using the average applicable exchange rate for the month of September 2024) in the quarter ended September 30, 2024, the period in which the obligation was incurred. The credit voucher is expected to be used by the Company in 2025 and the first quarter of 2026 to offset cash obligations for manufacturing costs under such manufacturing agreement as well as manufacturing services for the lonigutamab program.
For the three and nine months ended September 30, 2024, the Company recognized total restructuring charges of $10.8 million. Restructuring costs were included in restructuring in the condensed consolidated statement of operations and comprehensive loss for the quarter ended September 30, 2024.
The following table summarizes the change in the Company’s restructuring liabilities for the nine months ended September 30, 2024 (in thousands):

	Severance and other employee-related benefits	Service cancellation costs	Total
Balance at December 31, 2023	$—	$—	$—
Restructuring charges	$3,586	$42,896	$46,482
Cash payments	$(1,974)	$—	$(1,974)
Revaluation	$—	$128	$128
Balance at September 30, 2024	$1,612	$43,024	$44,636

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
In August 2024, we committed to implementing a restructuring plan to suspend new internal investment in the development of izokibep in hidradenitis suppurativa (“HS”), psoriatic arthritis (“PsA”) and axial spondyloarthritis (“AxSpA”) and to focus our efforts primarily on our lonigutamab clinical program in thyroid eye disease (“TED”). Although the clinical trial results from our Phase 3 clinical trial of izokibep in HS reported in August 2024 were positive, we made a strategic, capital-allocation decision to prioritize the development of lonigutamab. As part of the August 2024 restructuring plan, we are continuing the ongoing Phase 3 clinical trial of izokibep in HS through week 32 and the ongoing Phase 2b/3 trial in PsA through its respective long-term follow up period, but we will otherwise suspend further internal development of izokibep in HS, PsA and AxSpA. We also plan to continue our ongoing Phase 2b/3 clinical trial of izokibep in uveitis through its week 24 primary endpoint data readout, following which we will determine next steps for izokibep in uveitis, if any. We have also suspended any further development of SLRN-517. For more information on the August 2024 restructuring plan, see “Restructuring Plan” below.
On March 20, 2024, we announced interim data from an ongoing Phase 1/2 dose ranging trial of lonigutamab in thyroid eye disease (TED). In the first dosing cohort at week 0 and 3, six patients received a 40mg dose of lonigutamab and two patients received placebo. The efficacy results observed at week 6 for this first cohort were as follows: for proptosis response (≥ 2 millimeter reduction in proptosis from baseline), 50% for lonigutamab and 0% for placebo; for clinical activity response (CAS) (≥ 2 point reduction in CAS), 100% for lonigutamab and 0% for placebo; and for diplopia response, (> 1 Bahn-Gorman improvement), 25% for lonigutamab and 0% for placebo. In the second dosing cohort, six patients received a 50mg loading dose of lonigutamab at week 0 and a 25mg dose of lonigutamab weekly thereafter. The efficacy results observed at week 6 for this second cohort were as follows: proptosis response (≥ 2 millimeter reduction in proptosis from baseline) was 67%, CAS response was 83%, and diplopia response (> 1 Bahn-Gorman improvement) was 40%. With regard to safety, there no changes observed in audiology, no hyperglycemia events, and no serious adverse events. In the first dosing cohort (40mg of lonigutamab administered at week 0 and 3), there were 3 patients who reported mild tinnitus with no associated changes in audiograms and one patient that received placebo discontinued due to dysthyroid optic neuropathy. On August 13, 2024, we provided an update on the lonigutamab development program indicating that we had completed the Phase 1 proof-of-concept portion of the ongoing lonigutamab trial and the dose-

ranging Phase 2 portion of the program in TED patients continued. We also announced our plan to forego a Phase 2b/3 trial design and move directly into a Phase 3 program, which we currently expect to initiate in the ﬁrst quarter of 2025.
Since our inception in July 2020, we have devoted substantially all of our resources to organizing our company, hiring personnel, business planning, acquiring and developing our product candidates, performing research and development, conducting clinical trials, enabling manufacturing activities in support of our product development efforts, establishing and protecting our intellectual property portfolio, raising capital, and providing general and administrative support for these activities. We do not have any products approved for sale and have not generated any revenue from product sales. We expect to continue to incur significant and increasing expenses and increasing substantial losses for the foreseeable future as we continue our development of and seek regulatory approvals for our product candidates and commercialize any approved products, seek to expand our product pipeline and invest in our organization. Our ability to achieve and sustain profitability in the future will depend on our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates. There can be no assurance that we will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis.
We have incurred significant losses and negative cash flows from operations since our inception. Our net loss for the nine months ended September 30, 2024 and 2023 was $169.2 million and $286.4 million, respectively. The net loss of $169.2 million in the nine months ended September 30, 2024 includes $37.0 million of other income related to payments in the first quarter of 2024 and we do not expect further material other income for the remainder of 2024. The net loss of $286.4 million in the nine months ended September 30, 2023 includes $123.1 million of expenses related to acquired in-process research and development assets without alternative future use and $10.0 million license fee payment to Pierre Fabre incurred in connection with our acquisition of ValenzaBio, Inc. or ValenzaBio, in January 2023. As of September 30, 2024, we had an accumulated deficit of $657.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition or in-licensing of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the August 2024 restructuring plan and our decision to focus our existing resources primarily on developing lonigutamab in TED, and/or by future clinical trial outcomes and general economic and market conditions. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise capital as and when needed, or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
We currently have limited sales, marketing and commercialization capabilities. However, we intend to build the necessary sales, marketing and commercialization capabilities and infrastructure over time as our product candidates advance through clinical development. We expect to spend a significant amount in development and marketing costs prior to obtaining regulatory and marketing approval of one or more of our product candidates. We expect that our expenses and capital requirements will increase substantially in the near- to mid-term as we continue to execute the restructuring plan including continuing our ongoing izokibep clinical trials, paying our contract cancellation costs and advancing lonigutamab and our preclinical programs; and adding clinical, scientific, sales and marketing, operational and financial personnel, including personnel to support our product development and potential future commercialization activity.
As of September 30, 2024, we had $562.9 million in cash, cash equivalents, restricted cash and short-term marketable securities. On May 9, 2023, we closed our initial public offering (“IPO”) in which we sold an aggregate of 34,500,000 shares of common stock at a price to the public of $18.00 per share, which included 4,500,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $573.6 million, after deducting underwriting discounts and commissions and other offering costs. Based on our current operating plan, we estimate that our existing cash, cash equivalents, restricted cash and short-term marketable securities will be sufficient to fund our operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.
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
Restructuring Plan
On August 10, 2024, our Board of Directors approved a plan to suspend new internal investment in the development of izokibep in HS, PsA and AxSpA, pursuant to which we are focusing our efforts primarily on our lonigutamab clinical program in TED and implemented an associated workforce reduction (the “Restructuring Plan”). As part of the Restructuring Plan, our workforce will ultimately be reduced by 40 people, or approximately 1/3 of our then-existing headcount.
In connection with the workforce reduction, we estimate we will incur restructuring charges totaling approximately $4.3 million in cash-based expenses related to one-time employee severance payments and benefits, of which we have recognized $3.6 million for the three months ended September 30, 2024. The remaining restructuring charges related to the workforce reduction will be substantially complete by the end of the fourth quarter of 2024. Remaining employee severance payments and benefits of $1.6 million are included in restructuring liabilities in our condensed consolidated balance sheet for the period ended September 30, 2024.
In the third quarter of 2024, we entered into an agreement to cancel certain services with a vendor under a manufacturing agreement related to the suspension of new internal development of izokibep in HS, PsA and AxSpA. All post-cancellation obligations are expected to be settled in the fourth quarter of 2024 and the first quarter of 2025. We incurred net restructuring charges of $7.2 million consisting of $42.9 million of expense in connection with such cancellation of services netted against a $35.7 million credit voucher to be issued as part of the agreement to cancel services upon payment of the amounts due to the manufacturer, and recognized those costs (calculated using the average applicable exchange rate for the month of September 2024) in the quarter ended September 30, 2024, the period in which the obligation was incurred. The credit voucher is expected to be used by us in 2025 and the first quarter of 2026 to offset cash obligations for manufacturing costs under such manufacturing agreement as well as manufacturing services for the lonigutamab program.
For the three and nine months ended September 30, 2024, we recognized total restructuring charges of $10.8 million. Restructuring costs were included in restructuring in our condensed consolidated statement of operations and comprehensive loss for the quarter ended September 30, 2024.

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
In the event we decide to sublicense the rights to develop or commercialize a PF Licensed Product in any territory outside of the United States and Canada, Pierre Fabre retains the right of first negotiation to acquire such development and commercialization rights in one or more countries in such territory. Subject to the validation of certain clinical trial criteria by a joint steering committee, Pierre Fabre has the option to reclaim all exclusive rights to develop, commercialize and exploit the PF Licensed Product in such territories and to obtain an exclusive sublicensable license in such territories for any improvements and trademarks to such PF Licensed Product, and to exploit such PF Licensed Product for non-oncology therapeutic indications, subject to certain payment obligations. The joint steering committee validated the clinical trial criteria in May 2024, triggering the commencement of the option period in October 2024. If Pierre Fabre exercises such option, Pierre Fabre has the right to require us to buy out its right to the option for a one-time payment of $31.0 million or we have the right to choose to buy out Pierre Fabre’s option by making the one-time payment of $31.0 million, in each case within 30 days from Pierre Fabre’s notice of exercise of such option. In October 2024, Pierre Fabre exercised its option under the Pierre Agreement, requiring the Company to buy out its right to the option for a one-time payment of $31.0 million which we expect to pay in the fourth quarter of 2024. We are solely responsible for the development, regulatory approvals and commercialization of each PF Licensed Product.
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
We expect that our research and development expenses related to izokibep in HS and PsA will substantially decrease from historical periods following the completion of our ongoing izokibep clinical trials in such indications. However, we still expect to incur substantial research and development expenses over the longer-term as we advance our product candidates into and through clinical trials, pursue regulatory approval of our product candidates, build our operational and commercial capabilities for supplying and marketing our products, if approved, and potentially expand our pipeline of product candidates. In particular, we expect to substantially increase investment in the lonigutamab program as we plan to advance this program into Phase 3 studies in 2025. We expect to incur significant manufacturing costs as our CMOs develop scaled commercial manufacturing processes. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, clinical data, investment in our clinical programs, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion of costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if approved by the FDA and other applicable regulatory authorities.
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
A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. For example, despite the positive results in our Phase 3 clinical trial of izokibep in HS announced in August 2024, we made a strategic, capital allocation decision to prioritize the development of lonigutamab in TED and we implemented the Restructuring Plan. While the Restructuring Plan will result in future cost savings, including in connection with the workforce reduction, we expect that our research and development expenses in 2024 will nonetheless continue to increase compared to 2023 due primarily to the clinical trials of izokibep in HS, PsA and uveitis as well as to the significant manufacturing activities we undertook to support potential Biologic License Application, or BLA, readiness for izokibep at our contract manufacturers, or CMOs, including scale-up, product qualification lots, and stability studies. We also incurred net restructuring charges of $7.2 million consisting of $42.9 million of expense related to the cancellation contract manufacturing services netted against $35.7 million credit voucher to be issued as part of this cancellation agreement upon payment of the amounts due to the manufacturer, and recognized those costs (calculated using the average applicable exchange rate for the month of September 2024) in the quarter ended September 30, 2024, the period in which the obligation was incurred. In addition, as described above, we currently expect to pay Pierre Fabre, the licensor for lonigutamab, a $31.0 million payment in the fourth quarter of 2024 related to achieving proof of concept in the lonigutamab development program in TED and buying out Pierre Fabre’s option to development and commercialization rights in territories outside of the United States and Canada, which would be included in research and development expense for that quarter.
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
We expect that our general and administrative expenses in 2024 will decrease moderately compared to 2023 as a result of the Restructuring Plan and associated workforce reduction (excluding one-time restructuring costs). We expect to continue to incur expenses associated with being a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements; costs related to the filed purported securities class action lawsuit against us; additional director and officer insurance costs; and investor and public relations costs. We expect to scale our general and administrative expenses commensurate with the scope and stage of our clinical development pipeline.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and amortization of premiums and accretion of discounts on short-term marketable securities, net foreign currency transaction loss and gain on remeasurement of derivative tranche liability.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$31,612	$74,562	$(42,950)	(58)%
General and administrative	12,326	19,861	(7,535)	(38%)
Restructuring charges	10,809	—	10,809	*
Total operating expenses	54,747	94,423	(39,676)	(42)%
Loss from operations	(54,747)	(94,423)	39,676	(42)%
Interest income	7,535	10,502	(2,967)	(28%)
Other income (expense), net	(1,336)	(19)	(1,317)	6932%
Total other income	6,199	10,483	(4,284)	(41)%
Net loss	$(48,548)	$(83,940)	$35,392	(42)%
* Comparison to prior period not meaningful
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
External costs:
CRO, CMO and Affibody transition services	$17,330	$62,706	$(45,376)	(72)%
Professional consulting services	3,706	1,519	2,187	144%
Other research and development costs, including laboratory materials and supplies	89	23	66	287%
Internal costs:
Personnel-related costs	9,389	9,991	(602)	(6%)
Facilities and overhead costs	1,098	323	775	240%
Total research and development expense	$31,612	$74,562	$(42,950)	(58)%
Research and development expenses decreased by $43.0 million, from $74.6 million for the three months ended September 30, 2023, to $31.6 million for the three months ended September 30, 2024. The decrease in research and development expenses was primarily due to a decrease in costs associated with CMO and CRO expenses, personnel-related costs and professional consulting services.
External CRO, CMO and Affibody transition services expenses decreased by $45.4 million, from $62.7 million for the three months ended September 30, 2023 to $17.3 million for the three months ended September 30, 2024. These decreases were due to a reduction in scope of the izokibep program as the HS and PsA clinical studies move toward completion.
Our CRO and CMO expenses by program for the three months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Izokibep	$12,756	$55,519
Lonigutamab	4,171	2,724
SLRN-517	412	3,950
Other	(9)	513
Total CRO, CMC, transition services	$17,330	$62,706
Personnel-related costs decreased by $0.6 million from $10.0 million for the three months ended September 30, 2023 to $9.4 million for the three months ended September 30, 2024. Employees’ salaries and benefits increased by $0.3 million from $6.4 million for the three months ended September 30, 2023 to $6.7 million for the three months ended September 30, 2024, as a result of higher head count during the period. Stock-based compensation expense decreased by $1.0 million, from $3.6 million for the three months ended September 30, 2023 to $2.6 million for the three months ended September 30, 2024 due to forfeitures.
General and Administrative Expenses
General and administrative expenses decreased by $7.5 million from $19.9 million for the three months ended September 30, 2023 to $12.3 million for the three months ended September 30, 2024.
Personnel-related costs decreased by $8.0 million from $15.9 million for the three months ended September 30, 2023 to $7.9 million for the three months ended September 30, 2024 driven by a decrease in stock-based compensation expense of $7.3 million from $11.7 million for the three months ended September 30, 2023 to $4.4 million for the three months ended September 30, 2024 related to the departure of our founder and former CEO in May 2024. Expenses related to professional consulting services decreased by $0.2 million, from $2.9 million for the three months ended September 30, 2023 to $2.7 million for the three months ended September 30, 2024 due to a decrease in consulting and legal services.
Restructuring Charges
Restructuring charges were $10.8 million for the three months ended September 30, 2024, consisting of $3.6 million of one-time employee severance payments and benefits, and $42.9 million of contract cancellation costs netted against $35.7 million credit voucher to be issued as part of this cancellation upon payment of the amounts due to the manufacturer, in each case related to the Restructuring Plan. There were no restructuring charges in the three months ended September 30, 2023.
Total Other Income, Net
Total other income, net decreased by $4.3 million, from $10.5 million for the three months ended September 30, 2023 to $6.2 million for the three months ended September 30, 2024. The decrease was primarily related to a $3.0 million decrease in interest income in the three months ended September 30, 2024 due to a lower balance of short-term marketable securities compared to September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$166,026	$272,512	$(106,486)	(39)%
General and administrative	53,711	44,440	9,271	21%
Restructuring charges	10,809	—	10,809	*
Total operating expenses	230,546	316,952	(86,406)	(27)%
Loss from operations	(230,546)	(316,952)	86,406	(27)%
Change in fair value of derivative tranche liability	—	10,291	(10,291)	(100)%
Interest income	25,132	20,486	4,646	23%
Other income (expense), net	36,221	(254)	36,475	*
Total other income	61,353	30,523	30,830	101%
Net loss	$(169,193)	$(286,429)	$117,236	(41)%
*Comparison to prior period not meaningful

Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
External costs:
License fees and acquired in-process research and development expenses	—	133,057	(133,057)	(100%)
CRO, CMO and Affibody transition services	117,419	107,269	10,150	9%
Professional consulting services	9,879	8,572	1,307	15%
Other research and development costs, including laboratory materials and supplies	283	109	174	160%
Internal costs:
Personnel-related costs	35,975	22,724	13,251	58%
Facilities and overhead costs	2,470	781	1,689	216%
Total research and development expense	$166,026	$272,512	$(106,486)	(39)%
Research and development expenses decreased by $106.5 million, from $272.5 million for the nine months ended September 30, 2023, to $166.0 million for the nine months ended September 30, 2024. The decrease was related to license fees and acquired in-process research and development expenses, offset by an increase in external CRO, CMO and Affibody transition services expenses and costs related to personnel and professional consulting services.
License fees and acquired in-process research and development expenses for the nine months ended September 30, 2023 include $123.1 million related to the acquired lonigutamab and SLRN-517 assets, and $10.0 million related to a non-refundable license fee paid in connection with the amendment of Pierre Fabre Agreement, incurred in connection with the Acquisition. The estimated fair value of lonigutamab asset of $114.8 million and SLRN-517 asset of $8.2 million, were expensed as we concluded that these assets were still in clinical and preclinical development and have no alternative future use.
External CRO, CMO and Affibody transition services expenses increased by $10.2 million, from $107.3 million for the nine months ended September 30, 2023 to $117.4 million for the nine months ended September 30, 2024. Costs related to the termination of a supply agreement of $14.3 million were recognized in the nine months ended September 30, 2024. We expect that our CRO and CMO expenses related to our products in development will decrease as we suspended new internal investment in the development of izokibep in HS, PsA and AxSpA under the Restructuring Plan.
Our CRO and CMO expenses by program for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Izokibep	$110,533	$90,640
Lonigutamab	6,679	5,779
SLRN-517	95	7,996
Other	112	2,631
Total CRO, CMC, transition services	$117,419	$107,046
Personnel-related costs increased by $13.3 million from $22.7 million for the nine months ended September 30, 2023 to $36.0 million for the nine months ended September 30, 2024. Employees’ salaries and benefits increased by $5.5 million to $22.6 million for the nine months ended September 30, 2024 compared to $17.1 million for the nine months ended September 30, 2023, as a result of a higher headcount throughout the period. Employee related stock-based compensation expense increased by $6.5 million, from $5.6 million for the nine months ended September 30, 2023 to $12.1 million for the nine months ended September 30, 2024, as a result of additional equity awards granted.
General and Administrative Expenses
General and administrative expenses increased by $9.3 million from $44.4 million for the nine months ended September 30, 2023 to $53.7 million for the nine months ended September 30, 2024.
Employees’ salaries and benefits increased by $3.3 million from $9.9 million for the nine months ended September 30, 2023 to $13.2 million for the nine months ended September 30, 2024 as a result of higher head count throughout the period. Stock-based compensation expense increased by $3.0 million from $22.3 million for the nine months ended September 30, 2023 to $25.3 million for the nine months ended September 30, 2024, impacted by expenses related to the departure of our founder and former CEO in May 2024.
Facilities and allocated overhead costs increased by $2.1 million from $1.7 million for the nine months ended September 30, 2023 to $3.8 million for the nine months ended September 30, 2024, primarily as a result of increased insurance expenses, software subscriptions and other IT related expenses.
Restructuring Charges
Restructuring charges were $10.8 million for the nine months ended September 30, 2024, consisting of $3.6 million of one-time employee severance payments and benefits, and $42.9 million of contract cancellation costs netted against $35.7 million credit voucher to be issued as part of this cancellation upon payment of the amounts due to the manufacturer, in each case related to the Restructuring Plan. There were no restructuring charges in the nine months ended September 30, 2023.
Total Other Income, Net
Total other income, net increased by $30.8 million, from $30.5 million for the nine months ended September 30, 2023 to $61.4 million for the nine months ended September 30, 2024. The increase was driven by non-recurring income from arrangements with vendors of $30.0 million, a sale of an asset of $7.0 million, and an increase of $4.6 million in interest income because of a higher balance of marketable securities in the nine months ended September 30, 2024 due to the timing of the IPO in May 2023, partially offset by decrease of $10.3 million related to the change in fair value of the Series C derivative tranche liability recognized in the nine months ended September 30, 2023.

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
As of September 30, 2024, we had $562.9 million in cash, cash equivalents, restricted cash and short-term marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and restricted cash will be sufficient to fund our current operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or maintain profitability and, unless and until we are able to commercialize our product candidates, if ever, we will continue to be dependent upon equity financing, debt financing, and other forms of capital raises. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
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

Cash Flows
The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(182,338)	$(96,074)
Net cash provided by investing activities	177,587	(355,138)
Net cash provided by financing activities	3,524	565,840
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,227)	$114,628
Operating Activities
Net cash used in operating activities was $182.3 million and $96.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
Cash used in operating activities in the nine months ended September 30, 2024 was primarily due to our net loss for the period of $169.2 million, of which $7.0 million is presented as cash provided by investing activities as it related to a payment received for a sale of an asset. Adjustments to net loss for non-cash items included $37.4 million related to stock-based compensation expense, a $15.1 million loss related to an amortization of premiums and discounts on short-term marketable securities, and a $1.4 million loss on disposal of property, plant, and equipment. The changes in operating assets and liabilities of $30.4 million includes a decrease of $21.6 million in accrued research and development expenses, a decrease of $24.4 million in accounts payable, an increase of $18.3 million in prepaid expense and other current assets, an increase of $9.8 million in prepaid expenses and other assets, non-current, a $0.2 million decrease in accrued compensation and other current liabilities, a decrease of $0.6 million in the lease liability, and a decrease of $0.2 million in the severance liability, partially offset by an increase of $44.6 million in restructuring liabilities.
Investing Activities
Cash provided from investing activities for the nine months ended September 30, 2024 of $177.6 million related to $736.9 million maturities of short-term marketable securities, $7.0 million of cash received from a sale of an asset and $10.0 million in sales of marketable debt securities and accrued interest, partially offset by $575.2 million purchases of short-term marketable securities and $1.2 million property, plant and equipment.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2024 was $3.5 million, which consisted of proceeds from exercise of common stock options and issuance common stock upon settlement of restricted stock units and under the employee stock purchase plan.
Contractual Obligations and Commitments
We enter into various agreements in the ordinary course of business, such as those with suppliers, contract research organizations, contract manufacturing organizations, and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $19.5 million and $142.3 million as of September 30, 2024, and December 31, 2023, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of our engagements.
In July 2024, we and a vendor entered into an agreement to terminate a supply agreement. All post-termination activities are expected to be completed no later than the quarter ended December 31, 2024. We incurred $14.3 million and recognized these costs in the quarter ended June 30, 2024, the period in which the obligation was incurred. These contract termination costs were included in research and development in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024.

In October 2024, we and a vendor entered into an agreement to cancel certain services under a manufacturing agreement. See Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

No other amounts related to contract termination and cancellation changes were accrued during the nine months ended September 30, 2024, and the year ended December 31, 2023, as we have not determined cancellation to be probable.
We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We could not estimate when such payments will be due and none of these events were probable to occur as of September 30, 2024 and December 31, 2023.
Recently Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Critical Accounting Policies and Significant Judgments and Estimates
A summary of critical accounting policies, significant judgments and estimates are disclosed in Note 2 of the notes to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to the critical accounting policies and estimates disclosed in our Annual Report, accounting for restructuring and long-lived assets impairment assessment were identified as new critical accounting policies and estimates in the nine months ended September 30, 2024.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer, and our Chief Financial Officer and Chief Business Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer, and Chief Financial Officer and Chief Business Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
On November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California. An amended complaint was filed on March 26, 2024 (Boukadoum v. Acelyrin, Inc. et al., No. 2:23-cv-09672-FMO-MAA), naming us and current and former executive officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act by misleading investors about the Phase 2b trial of izokibep in HS. The original complaint was filed following our announcement of the week 16 results from the Part B portion of such Phase 2b trial. The complaint seeks damages and an award of reasonable costs and expenses, including attorneys’ fees, expert fees and other costs, as well as such other and further relief as the court may deem just and proper.
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
We are advancing lonigutamab, an anti-IGF-1R inhibitor in TED, have an ongoing Phase 2b/3 trial of izokibep, an IL-17A inhibitor, in uveitis, and we are completing ongoing trials of izokibep in PsA and HS. We have and will continue to incur significant development and other expenses related to our clinical development and ongoing operations. Our net loss for the years ended December 31, 2023, 2022 and 2021 was $381.6 million, $64.8 million and $41.8 million, respectively. Our net loss for the nine months ended September 30, 2024, and 2023 was $169.2 million and $286.4 million, respectively. As of September 30, 2024, we had an accumulated deficit of $657.9 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates.
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
Lonigutamab, our lead product candidate, is in Phase 2 development and, as evidenced by our decision to suspend new internal investment in the development of izokibep in HS, PsA and AxSpA as part of the August 2024 restructuring plan, the risk of our product candidates’ failure to continue in development, and ultimately be commercialized, is high. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, despite encouraging results from the open-label Part A of our Phase 2b trial of izokibep in HS, the primary endpoint of HiSCR75 at week 16 did not meet statistical significance in the Part B portion of such trial. This result significantly harmed our stock price and investor perceptions of the prospects for izokibep in HS. Moreover, although the results from our Phase 3 clinical trial of izokibep in HS we announced in August 2024 were positive, we made a strategic capital allocation decision, implemented the Restructuring Plan and suspended new internal investment in the development of izokibep in HS, PsA and AxSpA. Our clinical trials are subject to significant risk factors that can have a material and negative impact on outcomes, many of which are beyond our control. Such factors include unexpectedly high placebo rates and patient responder discontinuations unrelated to adverse events, both of which we observed in our Phase 2b trial of izokibep in HS, safety limitations and/or tolerability concerns. Other factors that can impact our clinical trial results include, without limitation, patient baseline demographics, clinical protocol adherence, physician and patient scored outcome measures, among others. Any such negative impacts could materially and adversely effect our business, development, regulatory approval and commercialization prospects of our product candidates. In addition, differences in trial design make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials such as the promising results from the open-label Part A of our Phase 2b trial of izokibep in HS. In addition, results in one indication may not be predictive of results for the same product candidate in another indication. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of such product candidates. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Commencing any future clinical trials is subject to finalizing the trial design and submitting an application to the FDA or a similar foreign regulatory authority. Even after we make our submission, the FDA or other regulatory authorities could disagree that we have satisfied their requirements or disagree with our study design, which may require us to complete additional trials, amend our protocols or impose stricter conditions on the commencement of clinical trials. There is typically a high rate of failure of product candidates proceeding through clinical trials, and failure can occur at any time. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support the approval of our current or any future product candidates.
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
If we raise additional funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the Restructuring Plan and our decision to focus our existing capital and resources primarily on lonigutamab in TED, and/or by future clinical trial outcomes and general economic and market conditions. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, delays in financings or limited access to capital may impact the scope, timing and ability to conduct all planned clinical development activities, which could materially and adversely affect our business, operations and financial condition. In any event, if we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications, and our development priorities may change over time. For example, we initially focused substantially all of our efforts on izokibep for the treatment of HS, PsA, AxSpA and uveitis, and to a lesser extent, our earlier-stage programs. However, as part of the Restructuring Plan, we suspended new internal investment to develop izokibep for the treatment of HS, PsA and AxSpA and are focusing our resources primarily on the development of lonigutamab for the treatment of TED. As a result, we have expended significant resources developing izokibep for indications that we no longer intend to independently fund on a stand-alone basis and we may never receive any return on our investment in izokibep for those indications. Likewise, we have determined to suspend any further development of SLRN-517 and, as a result, we will not receive a return on our investment in that product candidate. As a result of our decisions to pursue certain product candidates and indications, we may forgo or delay pursuit of opportunities with other product candidates, or other indications for our existing product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications, such as our spending on izokibep for the treatment of HS and PsA, may not yield any commercially viable product candidates. In this regard, our decision to focus our resources primarily on lonigutamab for the treatment of TED may be unsuccessful and may never lead to the development of a viable commercial product. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.
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
Our current product candidates, initially under development for treatment of various immunological indications, if approved, would face competition from existing approved immunological treatments, many of which have achieved commercial success, as well as potential competition from product candidates in clinical development by third parties. For example, we are currently developing lonigutamab for the treatment of TED. Currently, the sole-approved product (“TED standard of care”) is Tepezza, an intravenously delivered IGF-1R inhibitor, which has achieved wide-spread use in the treatment of TED. In addition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. There are also multiple companies developing product candidates for TED including argenx SE, Lassen Therapeutics, Roche, Roivant, Sling Therapeutics, Inc., and Viridian Therapeutics, Inc. We are also developing izokibep for the treatment of uveitis. Proivant Therapeutics recently announced the commencement of a Phase 3 clinical trial in uveitis. Many emerging and established life sciences companies have been focused on similar therapeutics and indications. If approved, izokibep would compete with currently approved therapeutics in such indication as well as other drugs used to treat such patients, such as generic drugs and biosimilars. In addition, izokibep could face additional competition from other product candidates currently under clinical development by third parties, if any such candidates are approved. This increased competition could have a material adverse impact on our business if our anticipated market share, pricing, government and private payer access, or a combination thereof, are lower than expected due to competition from branded and generic alternative therapies.
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
We plan to continue to focus our resources primarily on the development of lonigutamab for the treatment of TED and accordingly, our future success is substantially dependent on our ability to successfully develop and commercialize lonigutamab in such indication. Lonigutamab, which is still only in Phase 2 development, will require substantial additional development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons, including the negative impacts of geopolitical instability, public health crises, labor shortages, inflation or other macroeconomic factors impacting our third-party CROs, CMOs, clinical trial sites, investigators or us. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events, the failure to achieve primary endpoints with statistical significance in clinical trials, the failure to demonstrate sufficient differentiation from other approved therapies or therapies in development or high cost of development.
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
In August 2024, we committed to implementing a restructuring plan to suspend new internal development of izokibep in HS, PsA and AxSpA and in connection therewith, implemented a workforce reduction affecting approximately 1/3 of our then-existing headcount. The objective of the Restructuring Plan was to focus our efforts primarily on the development of lonigutamab as a potential treatment for TED and to realign our workforce to meet our needs in light of our plan to wind-down internal development of izokibep in those indications. However, our decision to focus our efforts primarily on lonigutamab for the treatment of TED may be unsuccessful and may never lead to the development of a viable commercial product. Moreover, the Restructuring may yield unintended consequences and costs, such as attrition beyond our intended workforce reduction, a reduction in morale among our remaining employees, and the risk we may not achieve the anticipated cost preservation or other benefits of the Restructuring Plan, all of which could adversely affect our business, financial condition, results of operations and prospects. In addition, while positions have been eliminated, certain functions necessary to our continued operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the Restructuring Plan will make it difficult for us to resume development activities we have suspended or to pursue new initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Any of these unintended consequences could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent on the efforts and abilities of the principal members of our senior management and other key personnel. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates and prevent us from achieving our business objectives. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. For example, in May 2024, Shao-Lee Lin resigned as our Chief Executive Officer, and Mina Kim, our then Chief Legal and Administrative Officer, was appointed as our Chief Executive Officer. Executive management transition, particularly at the principal executive officer level, inherently causes some loss of institutional knowledge, which could negatively impact strategy, execution, and our ability to compete. In addition, changes to company strategy, which may occur with the appointment of new executive leadership, can create uncertainty. Transition periods are often difficult and may have a disruptive impact on our ability to retain and recruit talent, execute on our business plans, and could have a material adverse effect on our business, results of operations, financial condition and growth prospects. In this regard, the implementation of our Restructuring Plan and associated workforce reduction may yield unintended consequences and costs, such as difficulty retaining and motivating remaining employees, increased difficulty in our day-to-day operations and loss of institutional knowledge and expertise, and difficulty in attracting and hiring qualified employees in the future.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2023, we had federal NOL carryforwards of $92.7 million and state NOL carryforwards of $6.8 million. Under the Internal Revenue Code of 1986, as amended (the Code), our U.S. federal net operating losses will not expire and may be carried forward indefinitely but the deductibility of federal net operating losses is limited to no more than 80% of current year taxable income (with certain adjustments). In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, including in 2023. We completed a Section 382 analysis through December 31, 2023, and concluded that although an ownership change had occurred, the Company’s net operating losses and credits were substantially free of limitations as of December 31, 2023. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.
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
There are also various laws and regulations in other jurisdictions outside the United States relating to data privacy and security, with which we may need to comply. For example, the EU GDPR and the United Kingdom’s equivalent (“UK GDPR”), collectively, GDPR, impose strict requirements for processing personal data. We also have clinical trial activities in Asia, and may be subject to new and emerging data privacy regimes such as Japan’s Act on the Protection of Personal Information. Notably, the GDPR imposes large penalties for noncompliance, including the potential for fines of up to €20 million under the EU GDPR / £17.5 million under the UK GDPR, or 4% of the annual global revenue of the noncompliant entity, whichever is greater. The GDPR also provides for private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, EU member states may introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of special categories of personal data, including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately adversely affecting our business, financial condition, results of operations and prospects.
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
In the event we need to repeat, extend, delay or terminate our clinical trials because these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, our clinical trials may need to be repeated, extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, and we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed. For example, we experienced a third party programming error impacting dose sequencing in the Phase 2b/3 trial in PsA. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.
Terminating existing agreements with these third parties to align with our changed strategies or reprioritization of product candidates could also result in expensive termination fees or expenses in negotiating. For example, prioritizing lonigutamab as our lead product candidate and suspending further development of izokibep required making amendments to our agreement with our third-party manufacturer, which resulted in additional expense to and termination fees of approximately $7.2 million in the quarter ended September 30, 2024.
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
Furthermore, any of the sole source and limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. Additionally, our manufacturing process for izokibep and lonigutamab requires special equipment, and identifying additional suppliers able to fabricate such equipment at their facility at acceptable costs may be difficult. Establishing additional or replacement suppliers for these supplies, and obtaining regulatory clearance or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business, financial condition, results of operations and prospects. Any such interruption or delay may force us to seek similar supplies from alternative sources, which may not be available at reasonable prices, or at all. Any interruption in the supply of sole source or limited source components for our product candidates would adversely affect our ability to meet scheduled timelines and budget for the development and commercialization of our product candidates, could result in higher expenses and would harm our business. For example, we were notified in 2024 that manufacturing facilities where our CMO manufactures lonigutamab drug substance will be closing. Accordingly, we are in the process of transferring lonigutamab drug substance manufacturing to the CMO’s alternative manufacturing plant, which will require process changes, comparability studies, and regulatory filings to compliantly support clinical trials. Such tech transfer activities involves rigorous planning and execution with associated technical resources. We cannot assure you that we will not experience any disruptions in our lonigutamab drug substance supply as a result of the transfer. In this regard, although we have not experienced any significant disruption as a result of our reliance on limited or sole source suppliers to date, we have a limited operating history and cannot assure you that we will not experience disruptions in our supply chain in the future as a result of such reliance or otherwise.
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
•our ability to achieve the expected cost benefits of the Restructuring Plan on the expected timeline, or at all; and
•changes in general market and economic conditions.
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
Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (for example, related to the ongoing military and other conflicts between Russia and Ukraine or in the Middle East). The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. For example, in connection with the preparation of our financial statements for the years ended December 31, 2021 and 2022, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. While we have remediated these material weaknesses as of September 30, 2024, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we identify more material weaknesses in the future that we are not able to timely remediate to meet the applicable compliance deadline for the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be negatively affected and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2024, Sanam Pangali, former Chief Legal Officer and Head of People of the Company, terminated a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 on October 3, 2024, previously adopted on August 14, 2023 and covering the sale of 23,130 shares of common stock of the Company. Ms. Pangali resigned from the Company effective September 27, 2024.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41696	3.1	May 9, 2023
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41696	3.2	May 9, 2023
10.1	Separation Agreement and Mutual Release between the Company and Melanie Gloria	8-K	001-41696	10.1	August 13, 2024
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page formatted as inline XBRL and contained in Exhibit 101
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

ACELYRIN, INC.

Dated: November 13, 2024	By:	/s/ Gil M. Labrucherie
	Name:	Gil M. Labrucherie
	Title:	Chief Financial Officer and Chief Business Officer (Duly authorized officer and principal financial and accounting officer)