Form 10-K
period 2024-12-31
ACELYRIN, Inc.
filed 2025-03-19
CIK 1962918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to __________________
Commission file number 001-41696
________________________________________
ACELYRIN, INC.
________________________________________
(Exact name of registrant as specified in its charter)

Delaware	85-2406735
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4149 Liberty Canyon Road
Agoura Hills, California 91301
(Address of principal executive offices)

(805) 456-4393
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was approximately $322.6 million. Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of common stock outstanding as of March 14, 2025 was 100,709,853.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2024 (this “Annual Report on Form 10-K”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report on Form 10-K. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical and clinical trials, results of preclinical and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K and involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “anticipate,” “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below) and any inability to complete the Merger (as defined below);
•our plans relating to the development of our product candidates, including our decision to delay certain development activities until the closing of the Merger;
•the occurrence of any event that causes the Rights (as defined below) under our Rights Plan (as defined below) to become exercisable;
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
We have based these forward-looking statements on our current expectations and projections about our business, the industry in which we operate and trends that we believe may affect our business, financial condition, results of operations and prospects and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, many of which are out of our control and cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein after we distribute this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.
In addition, “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon them.

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
•The Merger is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether or when it may be completed.
•If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Alumis and these costs could require us to use available cash that would have otherwise been available for general corporate purposes.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially and adversely affect our operations, the development of our product candidates and the future of our business or result in a loss of employees.
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
•If the Merger is not completed, we may engage in strategic transactions in the future, which could impact our liquidity, increase our expenses and present significant distractions to our management.

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
On February 6, 2025, we, Alumis Inc., a Delaware corporation (“Alumis”), and Arrow Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Alumis (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as a wholly owned subsidiary of Alumis and the surviving corporation of the merger (the “Merger”).
Our Lonigutamab (IGF-1R Monoclonal Antibody) Program
Our lead product candidate is lonigutamab, a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the treatment of Thyroid Eye Disease (“TED”). TED is a potentially vision-threatening progressive autoimmune ocular disease in which the eye muscles, eyelids, tear glands and fatty tissues behind the eye become inflamed. Recurrent inflammation, scarring and fibrosis lead to pathological changes in the tissues surrounding the eyeball. Initial TED symptoms include redness, irritation, and discomfort of the eyes and eyelids, pain and headaches. As the fat and muscle tissues surrounding the eye continue to swell, disabling symptoms include double vision and corneal erosions due to eye bulging and the subsequent inability to close the eyelids. Elevated ocular pressure can occur with compression of the retinal nerve, leading to blindness, or optic neuropathy. The most obvious feature of TED is the protrusion of the eye outward from the eye socket, or proptosis.
Lonigutamab binds to a distinct epitope as compared to current standard of care, which results in internalization of the IGF-1 receptor within minutes. We believe the characteristics of lonigutamab that enable subcutaneous delivery also enable the potential for longer-term, convenient dosing, which can potentially improve depth and durability of clinical response.
On March 20, 2024, we announced interim data from our Phase 1/2 dose ranging trial of lonigutamab in TED. In the first dosing cohort at week 0 and 3, six patients received a 40mg dose of lonigutamab and two patients received placebo. The efficacy results observed at week 6 for this first cohort were as follows: for proptosis response (≥ 2 millimeter reduction in proptosis from baseline), 50% for lonigutamab and 0% for placebo; for clinical activity response (“CAS”) (≥ 2 point reduction in CAS), 100% for lonigutamab and 0% for placebo; and for diplopia response, (> 1 Bahn-Gorman improvement), 25% for lonigutamab and 0% for placebo. In the second dosing cohort, six patients received a 50mg loading dose of lonigutamab at week 0 and a 25mg dose of lonigutamab weekly thereafter. The efficacy results observed at week 6 for this second cohort were as follows: proptosis response (≥ 2 millimeter reduction in proptosis from baseline) was 67%, CAS response (≥ 2 point reduction in CAS) was 83%, and diplopia response (> 1 Bahn-Gorman improvement) was 40%. With regard to safety, there were no changes observed in audiology, no hyperglycemia events, and no serious adverse events in either cohort. In the first dosing cohort (40mg of lonigutamab administered at week 0 and 3), there were 3 patients who reported mild tinnitus with no associated changes in audiograms and one patient that received placebo discontinued due to dysthyroid optic neuropathy. On August 13, 2024, we provided an update on the lonigutamab development program indicating that we had completed the Phase 1 proof-of-concept portion of the lonigutamab trial and the dose-ranging Phase 2 portion of the program in TED patients continued.
On January 6, 2025, we announced additional interim data from our Phase 1/2 dose ranging trial of lonigutamab in TED. In these data, lonigutamab demonstrated (i) clinically meaningful and competitive improvements across all manifestations of TED, including proptosis, CAS and diplopia, as well as the Graves Ophthalmology-Quality of Life (“Go-QoL”) tool, (ii) significant proptosis response with a 50mg loading and 25mg weekly subcutaneous dose of lonigutamab and (iii) efficacy with lower levels of exposure than seen with intravenously-administered anti-IGF-1R agents. In addition, no cases of hearing impairment as measured by audiogram, hyperglycemia or menstrual disorders in TED patients had been reported to date at any dose level. Pharmacokinetic data also showed that a 100mg loading dose achieved target therapeutic concentration within days.
On January 6, 2025, we announced our intention to initiate our Phase 3 LONGITUDE program in the first quarter of 2025. On February 6, 2025, we announced that we had entered into the Merger Agreement and that, in connection therewith, we would delay initiation of the Phase 3 LONGITUDE program until the closing of the Merger and that we planned to re-evaluate the development program for lonigutamab to enable potential confirmation of its differentiation in a capital efficient manner.
Our Izokibep Program
In August 2024, we committed to implementing a restructuring plan (the “Restructuring Plan”) to suspend new internal investment in the development of izokibep in hidradenitis suppurativa (“HS”), psoriatic arthritis (“PsA”) and axial spondyloarthritis (“AxSpA”) and to focus our efforts primarily on our lonigutamab clinical program in TED. Although the clinical trial results from our Phase 3 clinical trial of izokibep in HS reported on August 13, 2024 were positive, we made a strategic, capital-allocation decision at that time to prioritize the development of lonigutamab. We committed to completing the then-ongoing Phase 3 clinical trial of izokibep in HS through week 32 and the Phase 2b/3 trial in PsA through its respective long-term follow up period, but we otherwise suspended further internal development of izokibep in HS, PsA and AxSpA. We continued our Phase 2b/3 clinical trial of izokibep in uveitis through its week 24 primary endpoint data readout, and on December 10, 2024 we announced that the Phase 2b/3 trial of izokibep in non-infectious, non-anterior uveitis did not meet the primary endpoint of a statistically significant improvement in time to treatment failure versus placebo as measured by treatment failure rates at 24 weeks, and further did not meet any secondary endpoints. Based on these data, and the guidance regarding other indications previously announced on August 13, 2024, we have stopped all development of izokibep and provided notice of termination to Affibody AB (“Affibody”) of our license agreement with Affibody for izokibep, as discussed further below. We expect to substantially complete the wind-down of activities related to the izokibep program by the end of the second quarter of 2025. For more information on the Restructuring Plan we implemented in August 2024, see Note 15 to our consolidated financial statements entitled “Restructuring” in this Annual Report on Form 10-K.
Our SLRN-517 Program
Our SLRN-517 program was suspended on August 10, 2024 and we subsequently terminated our license agreement with Novelty Nobility effective January 16, 2025. For more information on the Restructuring Plan we implemented in August 2024, see Note 15 to our consolidated financial statements entitled “Restructuring” in this Annual Report on Form 10-K.
Our Product Candidates and Pipeline
Our current portfolio consists of lonigutamab for the treatment of TED.
Leadership
Our company is led by Mina Kim, our Chief Executive Officer. Ms. Kim is joined by a team of experienced biopharma executives who together bring strong track records of identifying, acquiring, and then developing and commercializing medicines.
License and Collaboration Agreements
License and Commercialization Agreement with Pierre Fabre
We acquired ValenzaBio, Inc. (“ValenzaBio”) in an all-stock transaction on January 4, 2023 (the “ValenzaBio Acquisition”). Upon the closing of the ValenzaBio Acquisition, we became the successor to ValenzaBio’s rights under the March 25, 2021 license and commercialization agreement between ValenzaBio and Pierre Fabre, as amended (the “Pierre Fabre Agreement”). We received certain exclusive worldwide licenses, with the right to sublicense, to certain patents, know-how and other intellectual property to develop, manufacture, use and commercialize lonigutamab for non-oncology therapeutic indications. The license from Pierre Fabre extends to any product containing lonigutamab (excluding any fragments or derivatives) as its sole active ingredient (each, a “PF Licensed Product”). The Pierre Fabre Agreement prohibits us from using the licensed intellectual property in any antibody drug conjugate, multi-specific antibodies or any other derivatives of lonigutamab.
In the event that we decide to sublicense the rights to develop or commercialize a PF Licensed Product in any territory outside of the United States and Canada, Pierre Fabre retains the right of first negotiation to acquire such development and commercialization rights in one or more countries in such territory. Subject to the validation of certain clinical trial criteria by a joint steering committee, Pierre Fabre has the option to reclaim all exclusive rights to develop, commercialize and exploit the PF Licensed Product in such territories and to obtain an exclusive sublicensable license in such territories for any improvements and trademarks to such PF Licensed Product, and to exploit such PF Licensed

Product for non-oncology therapeutic indications, subject to certain payment obligations. The option period commenced in October 2024.
In October 2024, Pierre Fabre exercised its option under the Pierre Fabre Agreement, requiring us to buy out its right to the option for a one-time payment of $31.0 million. We recognized the option exercise expense in research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.
As consideration for the amendment to the Pierre Fabre Agreement, which became effective upon the closing of the ValenzaBio Acquisition (see Note 3 to our consolidated financial statements entitled “ValenzaBio Acquisition” in this Annual Report on Form 10-K), we paid Pierre Fabre an aggregate license payment of $10.0 million. We are also obligated to (i) make payments of up to $100.5 million upon the achievement of various development and regulatory milestones, (ii) make milestone payments of up to $390.0 million upon the achievement of certain commercial milestones, and (iii) pay tiered royalties in the high single-digit to low-teen percentages to Pierre Fabre on worldwide net sales in a given calendar year. Royalties will be payable for each PF Licensed Product in a given country during a period commencing upon the first commercial sale of such PF Licensed Product in such country and continuing until the latest of (a) 10 years after such first commercial sale, (b) expiration of last-to-expire valid claim in a licensed patent in such country and (c) expiration of regulatory exclusivity for such PF Licensed Product in such country. In the event we enter into a sublicense with a third party, we must also share with Pierre Fabre a percentage of any revenues from option fees, upfront payments, license maintenance fees, milestone payments or the like generated from the sublicense. Such percentage may be between the high single-digits to the low thirties based on which stage of development of a PF Licensed Product the sublicense relates to.
Unless earlier terminated, the Pierre Fabre Agreement will continue on a PF Licensed Product-by-PF Licensed Product and country-by-country basis until there are no more royalty payments owed to Pierre Fabre on any PF Licensed Product thereunder. Either party may terminate the Pierre Fabre Agreement upon an uncured material breach, or upon the bankruptcy or insolvency of the other party. Pierre Fabre may also terminate the agreement if we or any of our affiliates institutes a patent challenge against the licensed patents from Pierre Fabre. We may also terminate the Pierre Fabre Agreement with or without cause upon nine months’ prior written notice, so long as there is no ongoing clinical trial for any PF Licensed Product. As of December 31, 2024, no milestones were probable and accrued in the consolidated balance sheet. The payment of $10.0 million for additional license fees was recorded as research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.
License and Collaboration Agreement with Affibody
On August 9, 2021, we entered into a license agreement with Affibody (the “Affibody Agreement”) under which Affibody granted us exclusive, sublicensable licenses to develop, commercialize and manufacture products containing izokibep for all human therapeutic uses on a worldwide basis, subject to a pre-existing agreement with Inmagene Biopharmaceuticals (“Inmagene”) with respect to certain Asian and Nordic countries. On January 31, 2025, we provided notice to Affibody of our termination of the Affibody Agreement, which termination will become effective 90 days after delivery of the notice. We expect to substantially complete the wind-down of activities related to the izokibep program by the end of the second quarter of 2025. Following termination of the Affibody Agreement, we will no longer have any material financial or other obligations thereunder.
In connection with the Affibody Agreement, we paid a non-refundable upfront license fee in the aggregate amount of $3.0 million in August 2021 and September 2021, and $22.0 million in October 2021.
The acquisition of the exclusive license was accounted for as an in-process research and development asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $25.0 million was recorded as research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.Milestone payments were accounted for as contingent consideration to be accrued when contingent events occur and achievement of milestones is probable. In November 2023, we paid a total amount of $15.0 million in relation with attaining a development milestone under the Affibody Agreement and recorded the payment within research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. Under the Affibody Agreement, royalties were recognized as cost of sales when products were sold and royalties are payable. No other milestone or royalties were probable and estimable as of December 31, 2024 and 2023.
Intellectual Property
Intellectual property is critical to our business. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining, enforcing and defending patent rights developed internally and/or licensed from our collaborators or other third parties. Since patent protection is a territorial right, we seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in other major pharmaceutical markets outside of the United States. We have in-licensed and procured patents and patent applications, which include claims directed to compositions covering our product candidates and methods of using and manufacturing such compositions. As of March 11, 2025, our owned and exclusively licensed patent portfolio included ten issued U.S. patents, 211 issued foreign patents, three pending provisional U.S. patent applications, six pending non-provisional U.S. patent applications, three pending Patent Cooperation Treaty (PCT) applications and 58 pending foreign patent applications. Our patent portfolio in general includes patents and patent applications directed to our lead product candidate, lonigutamab, as well as to our other asset, izokibep. In connection with the termination of our license agreements with respect to each of izokibep and SLRN-517, we expect substantially all patents and patent applications pertaining to such programs will be returned or assigned to each of Affibody or Novelty Nobility, respectively.
Lonigutamab
With respect to lonigutamab, as of March 11, 2025, we exclusively in-licensed from Pierre Fabre two issued U.S. patents, 56 corresponding foreign patents and 5 foreign patent applications directed to composition of matter. Such issued patents are expected to expire in 2035, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate fees. The portfolio further includes 14 pending patent applications directed primarily to formulations and methods of use. Patents, if issued from these pending applications are expected to expire in 2043 or 2045, respectively, without giving effect to any potential patent term extensions and patent term adjustments, and assuming payment of all appropriate fees.
Izokibep
With respect to izokibep, as of March 11, 2025, we have in-licensed eight issued U.S. patents, three pending U.S. non-provisional applications, 155 corresponding foreign patents and 39 foreign patent applications directed to compositions of matter and processes of preparation of proteins from Affibody. The eight issued patents are expected to expire between 2028 and 2036 and any patents that issue from such patent applications are expected to expire between 2034 and 2036, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, as of March 11, 2025, we also own two pending US non-provisional patent applications and two foreign patent applications directed to methods of treatment of ailments by administration of izokibep. Patents, if issued from these patent applications are expected to expire in 2043, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate fees. Moreover, as of March 11, 2025, we owned three pending PCT patent applications directed to methods of treatment of ailments by administration of izokibep. Should patents issue from these PCT applications, assuming national phase entry from these PCT applications, they are expected to expire between 2044 to 2045, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate Fees.
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
We also rely on trade secret protection for our confidential information and proprietary know-how to develop, strengthen and maintain any competitive advantage in the field of immunology. Trade secrets are, however, difficult to protect and no assurance can be given that we can meaningfully protect our trade secrets. Other parties could independently develop substantially equivalent proprietary and confidential information or otherwise disclose or gain access to our trade secrets. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to obtain and maintain our licenses to use intellectual property owned by third parties; and to defend and enforce our proprietary rights, including our patents. For more information regarding the risks related to our intellectual property, see Item 1.A. Risk Factors “Risks Related to Intellectual Property.”
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
We currently have limited sales, marketing and commercialization capabilities. However, we intend to build the necessary sales, marketing and commercialization capabilities and infrastructure over time as our product candidates advance through clinical development, which will involve significant capital requirements. We expect to spend a significant amount in development and marketing costs prior to obtaining regulatory and marketing approval of one or more of our product candidates.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We have engaged, and expect to continue to rely on, well-established third-party CMOs, to supply our product candidates for use in our preclinical studies and clinical trials. Should any of these CMOs become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements.
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
Additionally, to adequately meet our projected commercial manufacturing needs for lonigutamab, our CMOs will need to scale-up production, or we will need to secure additional suppliers and we anticipate the same may be required for lonigutamab as that product candidate progresses through develop. Processes for producing drug substances and drug product for commercial supply are currently being developed, with the goal of achieving reliable, reproducible, and cost-effective production. We believe the drug substance and drug product processes for lonigutamab is amenable to scale-up.
ValenzaBio Acquisition
We acquired ValenzaBio in an all-stock transaction on January 4, 2023. In connection with the ValenzaBio Acquisition, we issued an aggregate of 18,885,731 shares of our common stock to ValenzaBio stockholders and assumed options of certain ValenzaBio optionholders which became options for the purchase of an aggregate of 1,249,811 shares of our common stock upon the closing of the ValenzaBio Acquisition. The ValenzaBio Acquisition added clinical and preclinical development programs to our pipeline, including lonigutamab.
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
Government Regulation of Biological Products
In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act ("FDCA"), the Public Health Service Act (PHSA), and their implementing regulations. Biologics also are subject to other federal, state and local statutes and regulations, such as those related to competition. The process of obtaining regulatory approvals and the subsequent compliance with appropriate statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the development process, approval process or following any potential approval, may subject an applicant to administrative actions or judicial sanctions. These actions and sanctions could include, among other actions, the FDA’s refusal to approve pending applications, license revocation, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal fines or penalties.
Our product candidates must be approved by the FDA through a Biologics License Application ("BLA") process before they may be legally marketed in the United States. The process generally involves the following:
•completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practices ("GLP") requirements;
•submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may begin;
•approval by an Institutional Review Boards ("IRBs") at each clinical trial site before each human trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practices ("GCP") requirements and other clinical trial-related regulations to establish the safety and efficacy of the product candidate for each proposed indication;
•submission to the FDA of a BLA, and payment of the applicable user fee for FDA review of such BLA;
•a determination by the FDA within 60 days of its receipt of the BLA to accept the filing for review;
•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the product candidate will be produced to assess compliance with Current Good Manufacturing Practices ("cGMP"), requirements to assure that the facilities, methods and controls are adequate to preserve the product candidate’s identity, strength, quality and purity;
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
FDA Review Process
Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The BLA is a request for approval to market a biologic for one or more specified indications and must contain proof of safety, purity and potency. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.
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
Pediatric Information and Pediatric Exclusivity
Under the Pediatric Research Equity Act ("PREA"), certain BLAs and certain supplements to a BLA must contain data to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a biologic that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan ("PSP"), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. The initial PSP must include an outline of the pediatric trial or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and other clinical development programs.
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
The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy ("REMS"), to assure the safe use of the product. If the FDA concludes a REMS is needed, the FDA will not approve the BLA without the sponsor’s submission of a proposed REMS, and FDA approval thereof. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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
Biosimilars and Exclusivity
Our product candidate, lonigutamab, is regulated as biologic. An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, as part of the Affordable Care Act. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch.
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
We are currently developing lonigutamab for the treatment of TED. If approved, lonigutamab would compete with the currently sole approved product, which has achieved wide-spread use in the treatment of TED. There are also many other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED.
Furthermore, there are a number of product candidates in clinical development by third parties that are intended to treat the indication we are pursuing, some of which are late-stage and may receive approvals in the near term.
Employees and Human Capital Resources
As of March 14, 2025, we had 83 full-time employees, consisting of clinical, scientific, development, technical operations, regulatory, finance, and operational personnel. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before deciding to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our audited financial statements and the related footnotes included elsewhere in this Annual Report on Form 10-K. We cannot assure you that any of the events discussed below will not occur. These events could adversely impact our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.
Risks Related to the Merger
The Merger is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether or when it may be completed.
On February 6, 2025, we entered into the Merger Agreement with Alumis and Merger Sub. The consummation of the Merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (i) approval by the stockholders of each of Alumis and us of the Merger; (ii) authorization for listing on The Nasdaq Stock Market of the shares of voting common stock of Alumis, par value $0.0001 per share, to be issued to our stockholders pursuant to the Merger Agreement, (iii) effectiveness of a registration statement on Form S-4 to be filed with the SEC by Alumis; and (iv) the absence of any law, judgment, order, injunction, ruling, writ award or decree by any governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting the consummation of the Merger. It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give Alumis the ability to not complete the Merger. We cannot predict with certainty whether and when the required closing conditions that have not yet been satisfied will be satisfied or if another uncertainty may arise.
If the Merger does not receive, or timely receive, the required stockholder approvals, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our financial performance and operating results, and the price per share for our common stock and perceived acquisition value.
Further, we and our directors and Alumis and its directors could become subject to lawsuits that may be filed relating to the Merger. While we intend to defend against any such actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Alumis and these costs could require us to use available cash that would have otherwise been available for general corporate purposes.
If the Merger Agreement is terminated, in certain circumstances, including in the event of a termination by us in order to accept a Company Superior Proposal, as defined in the Merger Agreement, we would be required to pay Alumis a termination fee of $10,000,000. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes. Further, if the Merger Agreement is terminated, we may be subject to various legal proceedings, whether brought by Alumis or other parties alleging a breach by us of the Merger Agreement or for other reasons, which could result in unanticipated rulings or our entry into settlements. In addition, the failure to complete the Merger may negatively impact our ability to raise additional funds on acceptable terms, or at all. For these and other reasons, a failed Merger could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations, the development of our product candidates and the future of our business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Alumis’ prior written consent. In particular, we have agreed to delay initiation of our Phase 3 LONGITUDE program for lonigutamab until the closing of the Merger. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. A delayed initiation of our Phase 3 LONGITUDE trial for lonigutamab may cause further delays if the new trial timing requires further negotiation or revising of agreements with our expected CROs, clinical trial sites and other third parties necessary to conduct such trials. Any delay in trial initiation would also be expected to result in delays to clinical data read-outs and potential commercialization of lonigutamab. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations. Our employees and partners may have uncertainties about the effects of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Merger is completed. In addition, whether or not the Merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our business results and financial condition.
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
We have and will continue to incur significant development and other expenses related to our clinical development and ongoing operations. Our net loss for the years ended December 31, 2024 and 2023 was $248.2 million and $381.6 million, respectively. As of December 31, 2024 we had an accumulated deficit of $736.9 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates.
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
Investment in drug development is a highly speculative undertaking and the risk of our product candidates’ failure to continue in development, and ultimately be commercialized, is high. In 2024, we stopped further development of izokibep in HS, PsA, AxSpA and uveitis and SLRN-517 in chronic urticaria. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, despite encouraging results from the open-label Part A of our Phase 2b trial of izokibep in HS, the primary endpoint of HiSCR75 at week 16 did not meet statistical significance in the Part B portion of such trial. This result significantly harmed our stock price and investor perceptions of the prospects for izokibep in HS. Similarly, our Phase 2b/3 trial of izokibep in uveitis failed to meet the primary endpoint or any secondary endpoint. Moreover, although the results from our Phase 3 clinical trial of izokibep in HS we announced in August 2024 were positive, we made a strategic capital allocation decision, implemented the Restructuring Plan and suspended new internal investment in the development of izokibep in HS, PsA and AxSpA. Our clinical trials are subject to significant risk factors that can have a material and negative impact on outcomes, many of which are beyond our control. Such factors include unexpectedly high placebo rates and patient responder discontinuations unrelated to adverse events, both of which we observed in our Phase 2b trial of izokibep in HS, safety limitations and/or tolerability concerns. Other factors that can impact our clinical trial results include, without limitation, patient baseline demographics, clinical protocol adherence, physician and patient scored outcome measures, among others. Any such negative impacts could materially and adversely affect our business, development, regulatory approval and commercialization prospects of our product candidates. In addition, differences in trial design make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials such as the promising results from the open-label Part A of our Phase 2b trial of izokibep in HS. In addition, results in one indication may not be predictive of results for the same product candidate in another indication. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of such product candidates. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Commencing any future clinical trials is subject to finalizing the trial design and submitting an application to the FDA or a similar foreign regulatory authority. Even after we make our submission, the FDA or other regulatory authorities could disagree that we have satisfied their requirements or disagree with our study design, which may require us to complete additional trials, amend our protocols or impose stricter conditions on the commencement of clinical trials. There is typically a high rate of failure of product candidates proceeding through clinical trials, and failure can occur at any time. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support the approval of our current or any future product candidates.
We expect to continue to rely in part on our collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including the participant enrollment process, and we have limited influence over their performance. We or our collaborators may experience delays in initiating or completing clinical trials due to unforeseen events or otherwise, that could delay or prevent our ability to receive marketing approval or commercialize our current and any future product candidates, including:
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
•the cost of clinical trials may be greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the submission of a BLA;
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
Participant enrollment, a significant factor in the timing of clinical trials, is affected by many conditions including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of participants to clinical sites, the eligibility and exclusion criteria and overall design of the clinical trial, the inability to obtain and maintain participant consents, the ongoing risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies. Risks related to patient enrollment are heightened in longer clinical trials. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same areas as our product candidates, and this competition may reduce the number and types of participants available to us. Indication sizes and related disease prevalence may also factor into enrollment. We may experience slower enrollment than anticipated in our trials, which could impact our development timelines, our costs, or other factors. For example, we announced top-line results in our Phase 2b/3 trial in uveitis in December 2024 versus mid-2024 as initially anticipated due to slower enrollment.
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
If we raise additional funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the pendency of the Merger, and/or by future clinical trial outcomes and general economic and market conditions. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, delays in financings or limited access to capital may impact the scope, timing and ability to conduct all planned clinical development activities, which could materially and adversely affect our business, operations and financial condition. In any event, if we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Risks Related to Product Candidate Development and Commercialization
Our clinical trials may reveal significant adverse events not seen in our preclinical studies or prior clinical trials and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of our product candidates.
Undesirable or clinically unmanageable side effects observed in our clinical trials for our product candidates could occur and cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. We believe there is an unmet patient need to improve on the safety and side-effect profile of the sole currently approved therapy in the United States for the treatment of TED. If our product candidate lonigutamab is shown to have similar adverse events or side effects as the existing therapy, or other safety or tolerability concerns, such as hearing impairment, then our opportunity to disrupt the current standard of care will be limited. We observed certain adverse events in our ongoing Phase 2 clinical trial of lonigutamab including, without limitation, headache, tinnitus and injection site reactions. We also observed certain adverse events and serious adverse events (“SAEs”) in our clinical trials of izokibep, some of which were determined to be drug-related by the principal investigator, and/or led to trial discontinuation including, without limitation, injection site reactions, infections such as nasopharyngitis, and inflammatory bowel disease. Additional adverse events and SAEs may continue to emerge in our ongoing and future clinical trials.
If additional adverse events, SAEs or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of the respective class of agents that each of our product candidates are a part of, we may have difficulty recruiting participants to our clinical trials, participants may drop out of our trials, or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. For example, certain participants withdrew from our trials of izokibep in PsA and HS due to SAEs, including without limitation adverse events such as injection site reactions and erythema. While we believe that certain side effects could be reversible with sufficient recovery periods, we will need to monitor the severity and duration of side effects in our clinical trials. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of any of our product candidates which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities.
We believe that one of the benefits of lonigutamab is its potential to improve on the safety and side-effect profile of the sole currently approved therapy in the United States for the treatment of TED. If lonigutamab is shown to have similar adverse events, side effects, or other safety or tolerability concerns, such as hearing impairment, then our opportunity to disrupt the current standard of care will be limited. Adverse events and SAEs that emerge during clinical investigation of or treatment with our product candidates or any future product candidates may be deemed to be related to our product candidates. This may require longer and more extensive clinical development, or regulatory authorities may increase the amount of data and information required to approve, market, or maintain any product candidate and could result in warnings and precautions in our product labeling or a restrictive risk evaluation and mitigation strategy (“REMS”). This may also result in an inability to obtain approval of any product candidate. We, the FDA, EMA or other applicable regulatory authorities, or an IRB, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential product candidates developed in the biotechnology industry that initially showed promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects, like those mentioned above, may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, results of operations and prospects.
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
Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications, and our development priorities may change over time. For example, we initially focused substantially all of our efforts on izokibep for the treatment of HS, PsA, AxSpA and uveitis, and to a lesser extent, our earlier-stage programs. However, as part of the Restructuring Plan, we suspended new internal investment to develop izokibep for the treatment of HS, PsA and AxSpA and focused our resources primarily on the development of lonigutamab for the treatment of TED. We subsequently terminated our license agreement with Affibody relating to izokibep. As a result, we have expended significant resources developing izokibep, for which we will not receive any return on our investment. Likewise, we terminated our license agreement with Novelty Nobility relating to SLRN-517 and, as a result, we will not receive a return on our investment in that product candidate. On February 6, 2025, we announced that, in connection with our entry into the Merger Agreement, we would delay initiation of the Phase 3 LONGITUDE program for lonigutamab until the closing of the Merger and that we planned to re-evaluate the development program for lonigutamab to enable potential confirmation of its differentiation in a capital efficient manner. As a result of our decisions to pursue certain product candidates and indications, we may forgo or delay pursuit of opportunities with other product candidates, or other indications for our existing product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications, such as our spending on lonigutamab for the treatment of TED, may not yield any commercially viable product candidates. In this regard, our decision to focus our resources primarily on lonigutamab for the treatment of TED may be unsuccessful and may never lead to the development of a viable commercial product. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.
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

Our current product candidate lonigutamab, under development for the treatment of TED, if approved, would face competition from an existing approved treatment, which has achieved commercial success, as well as potential competition from product candidates in clinical development by third parties. Currently, the sole-approved product for the treatment of TED is Tepezza, an intravenously delivered IGF-1R inhibitor, which has achieved wide-spread use in the treatment of TED. In addition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. There are also multiple companies developing product candidates for TED including argenx SE, Lassen Therapeutics, Roche, Roivant, Sling Therapeutics, Inc., and Viridian Therapeutics, Inc., some of which are late-stage and may receive approvals in the near term. On February 6, 2025, we announced that, in connection with our entry into the Merger Agreement, we would delay initiation of the Phase 3 LONGITUDE program until the closing of the Merger and that we planned to re-evaluate the development program for lonigutamab to enable potential confirmation of its differentiation in a capital efficient manner. Our decision to delay initiation of the Phase 3 LONGITUDE trial for lonigutamab increases the risk that one or more of the foregoing product candidates may receive approval before we are able to obtain approval for lonigutamab, if ever. This competition could have a material adverse impact on our business if our anticipated market share, pricing, government and private payer access, or a combination thereof, are lower than expected due to competition from branded and generic alternative therapies.
To compete successfully, we need to disrupt any marketed drugs, meaning that we will have to demonstrate that the relative cost, method of administration, safety, tolerability and efficacy of our product candidates provides a better alternative to existing and new therapies. Our commercial opportunity and likelihood of success will be reduced or eliminated if our product candidates are not ultimately demonstrated to be safer, more effective, more conveniently administered, or less expensive than the current standard of care. Furthermore, even if our product candidates are able to achieve these attributes, and are approved, acceptance of our products may be inhibited by the reluctance of physicians to switch from existing therapies to our products, or if physicians choose to reserve our products for use in limited circumstances.
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
We conduct, and may in the future conduct, clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We conduct clinical trials outside the United States, including (without limitation) in Europe and Australia, and we expect to continue to conduct trials internationally in the future. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.
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
We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our product candidates, which are still in clinical development, and expect that we will continue to invest heavily in our current and potential future product candidates. Our business and our ability to generate revenue, which we do not expect will occur for many years, if ever, are substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.
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
FDA approval of a new biologic or drug generally requires dispositive data from two well-controlled, Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional trials to show that our product candidate is superior to the new products, such as an additional comparative trial against an approved therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate a subset of participants that have failed or who are ineligible for approved therapies, which are extremely difficult participants to treat and participants with advanced and aggressive disease, and our product candidates may fail to improve outcomes for such participants. Generally speaking, Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. If we are in the future required to conduct additional Phase 3 clinical trials for TED, then our development timeline will be significantly extended, and the related expenses will be significantly increased. Additionally, even if such trials are completed, they may not ultimately be sufficient to achieve health authority approval in one or more indications.
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
The implementation of our Restructuring Plan may not be successful.
In August 2024, we implemented a Restructuring Plan which included the suspension of internal development of izokibep in HS, PsA and AxSpA and in connection therewith, implemented a workforce reduction affecting approximately 1/3 of our then-existing headcount. The objective of the Restructuring Plan was to focus our efforts primarily on the development of lonigutamab as a potential treatment for TED and to realign our workforce to meet our needs in light of our plan to wind-down internal development of izokibep in those indications. However, our decision to focus our efforts primarily on lonigutamab for the treatment of TED may be unsuccessful and may never lead to the development of a viable commercial product. Moreover, on February 6, 2025, we announced that, in connection with our entry into the Merger Agreement, we would delay initiation of the Phase 3 LONGITUDE program for lonigutamab until the closing of the Merger and that we planned to re-evaluate the development program for lonigutamab to enable potential confirmation of its differentiation in a capital efficient manner. The Restructuring Plan may yield unintended consequences and costs, such as attrition beyond our intended workforce reduction, a reduction in morale among our remaining employees, and the risk we may not achieve the anticipated cost preservation or other benefits of the Restructuring Plan, all of which could adversely affect our business, financial condition, results of operations and prospects. In addition, while positions have been eliminated, certain functions necessary to our continued operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the Restructuring Plan will make it difficult for us to resume development activities we have suspended or to pursue new initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Any of these unintended consequences could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent on the efforts and abilities of the principal members of our senior management and other key personnel. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates and prevent us from achieving our business objectives. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. For example, in May 2024, Shao-Lee Lin resigned as our Chief Executive Officer, and Mina Kim, our then Chief Legal and

Administrative Officer, was appointed as our Chief Executive Officer. In January 2025, Gil M. Labrucherie resigned as our Chief Financial Officer and Chief Business Officer. Executive management transition, particularly at the principal executive officer level, inherently causes some loss of institutional knowledge, which could negatively impact strategy, execution, and our ability to compete. In addition, changes to company strategy, which may occur with the appointment of new executive leadership, can create uncertainty. Transition periods are often difficult and may have a disruptive impact on our ability to retain and recruit talent, execute on our business plans, and could have a material adverse effect on our business, results of operations, financial condition and growth prospects. In this regard, the implementation of our Restructuring Plan and associated workforce reduction may yield unintended consequences and costs, such as difficulty retaining and motivating remaining employees, increased difficulty in our day-to-day operations and loss of institutional knowledge and expertise, and difficulty in attracting and hiring qualified employees in the future.
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
If the Merger is not completed, we may engage in strategic transactions in the future, which could impact our liquidity, increase our expenses and present significant distractions to our management.
As a core part of our strategy, if the merger is not completed, we may enter into strategic transactions, including acquisitions of companies, asset purchases and in-licensing of intellectual property with the potential to acquire and advance new assets or product candidates where we believe we are well qualified to optimize the development of promising therapies. Our ability to realize the anticipated benefits of an acquisition will depend, to a large extent, on our ability to continue the development of assets, technologies and programs we acquire. The expected synergies in development programs, pipelines and other areas of focus may not be realized on a timely basis or at all, and there may be risks associated with the acquisition that we did not previously anticipate. For example, we may learn of unanticipated liabilities that we have assumed in any acquisition.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2024, we had federal NOL carryforwards of $159.7 million and state NOL carryforwards of $5.8 million. Under the Internal Revenue Code of 1986, as amended (the Code), our U.S. federal net operating losses will not expire and may be carried forward indefinitely but the deductibility of federal net operating losses is limited to no more than 80% of current year taxable income (with certain adjustments). In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. We completed a Section 382 analysis through December 31, 2023, the most recent year we experienced an ownership change. Our net operating losses and credits were substantially free of limitations as of December 31, 2023. Similar provisions of state tax law may also apply to limit our use of accumulated NOLs and other state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.
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
If our internal information technology systems, or those used by our CROs, CMOs, clinical sites or other contractors, consultants and service providers upon which we rely, or our data are or were compromised, become unavailable or suffer security breaches, loss or leakage of data or other disruptions, we could suffer material adverse consequences resulting from such compromise, including but not limited to, operational or service interruption, harm to our reputation, litigation, fines, penalties and liability, compromise of sensitive information related our business, and other adverse consequences.
In the ordinary course of our business, we, and the third parties upon which we rely, process confidential and sensitive data and as a result, we and the third parties upon which we rely face a variety of evolving threats which could cause security incidents.
Our internal information technology systems and those of our CROs, CMOs, clinical sites and other contractors, consultants and service providers upon which we rely are vulnerable to cyberattacks, computer viruses, bugs, worms, or other malicious codes, malware (including as a result of advanced persistent threat intrusions), and other attacks by computer hackers, cracking, application security attacks, social engineering, supply chain attacks and vulnerabilities through our third-party service providers, distributed denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.
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
Some threat actors also now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers such as CROs, CMOs, clinical sites and other contractors and consultants to assist with our clinical trials, provide other products or services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing of such information. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services.

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
The costs related to significant security breaches or disruptions could be material and cause us to incur significant expenses. If the information technology systems of our CROs, CMOs, clinical sites and other contractors, consultants and service providers become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
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
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. While we maintain cybersecurity insurance coverage, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
Health pandemics or other health crises, such as COVID-19, have in the past and could again in the future result in a disruption of our businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity. More specifically, these types of events may negatively impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. Moreover, our trials may be negatively affected. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources. Some patients may not be able or willing to comply with trial protocols if wide spread health crisis impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure) may be hindered, which would adversely affect our trial operations. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our trials, and the effects of health pandemics or other health crises may affect their ability to devote sufficient time and resources to our programs. As a result, the expected timeline for data readouts, including incompleteness in data collection and analysis and other related activities, and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and adversely affect our business, financial condition, results of operations and prospects. In addition, impact on the operations of the FDA or other regulatory authorities could negatively affect our planned trials and approval processes. Finally, economic conditions and business activity may be negatively impacted and may not recover as quickly as anticipated.
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

Although we exclusively in-license issued patents from licensor and collaborators related to lonigutamab, we do not own any issued patents. We cannot be certain that the claims in our U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign jurisdictions, or those of our licensors, will be considered patentable by the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that any issued claims will not be found invalid or unenforceable if challenged. Additionally, our provisional applications may never result in issued patents. Accordingly, there can be no assurance that we or our licensors will obtain any additional issued patents or that any issued patents we or our licensors obtain will provide us with any competitive advantage. Any failure to obtain adequate patent protection for our product candidates and technology could adversely affect our business, financial condition, results of operations and prospects.
Our rights to develop and commercialize our product candidates are subject, in large part, to the terms and conditions of licenses granted to us by others, such as Pierre Fabre. If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to product candidates, or data from third parties, we could lose such rights that are important to our business.
We are heavily reliant upon licenses to certain patent rights and other intellectual property that are important or necessary to the development of lonigutamab. For example, we depend on licenses from Pierre Fabre for certain intellectual property relating to the development and commercialization of lonigutamab, respectively, in specific territories.
Pierre Fabre may have relied upon, and any future licensors may rely upon, third-party companies, consultants or collaborators, or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If our licensors, including Pierre Fabre, fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize lonigutamab could be adversely affected. Further development and commercialization of lonigutamab and development of any other future product candidates may require us to enter into additional license or collaboration agreements. For example, our licensors or other third parties may develop intellectual property covering lonigutamab which we have not licensed. Our future licenses may not provide us with exclusive rights to use the licensed patent rights and other intellectual property licensed thereunder, or may not provide us with exclusive rights to use such patent rights and intellectual property in all relevant fields of use and in all territories in which we wish to develop or commercialize lonigutamab or our other product candidates in the future.
In spite of our efforts, licensors such as Pierre Fabre might conclude that we are in material breach of obligations under our license agreements and may therefore have the right to terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by such license agreements. If such in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, our competitors would have the freedom to seek regulatory approval of, and to market, products identical to our product candidates and the licensors to such in-licenses could prevent us from developing or commercializing product candidates that rely upon the patents or other intellectual property rights which were the subject matter of such terminated agreements. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses and compete with our existing product candidates. Any of these events could adversely affect our business, financial condition, results of operations, and prospects.
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
Intellectual property rights of third parties could adversely affect our ability to commercialize lonigutamab or any future product candidates, and we, our licensors or collaborators, or any future strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights. We might be required to litigate or obtain licenses from third parties in order to develop or market lonigutamab or any future product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.
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
Our licensors may retain certain rights under the relevant agreements with us, including the right to use the underlying product candidates for academic and research use, to publish general scientific findings from research related to the product candidates, to make customary scientific and scholarly disclosures of information relating to the product candidates, or to develop or commercialize the licensed product candidates in certain regions. For example, we depend on our license and collaboration agreement with Pierre Fabre for the development of lonigutamab, which grants us certain exclusive licenses to certain patents, know-how and other intellectual property to develop, manufacture, use and commercialize lonigutamab for non-oncology therapeutic indications. The license includes certain retained rights by Pierre Fabre, for example rights in oncology therapeutic indications, as well as their rights in the option territory described elsewhere under Note 7 to our consolidated financial statements entitled “Significant Agreements” in this Form 10-K.
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
Risks Related to Government Regulation
The regulatory approval process is highly uncertain, and we may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize lonigutamab and any future product candidates. Even if we believe our current, or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.
Lonigutamab and any future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, post-approval monitoring, marketing and distribution of products. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required to be completed successfully in the United States and in many foreign jurisdictions before a new product can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of our product candidates will obtain the regulatory approvals necessary for us to begin selling them.
Our company has no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical studies and clinical trials is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether additional legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. Any elongation or de-prioritization of preclinical studies or clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of lonigutamab and any future product candidates.
Further, the FDA and its foreign counterparts may respond to any BLA that we may submit by defining requirements that we do not anticipate.
Such responses could delay clinical development of lonigutamab and any future product candidates.
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
Several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act in August 2022, which allows, among other things, the Department of Health and Human Services, or HHS, to negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services, or CMS, reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, may be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs may be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the Inflation Reduction Act’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The Inflation Reduction Act also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program, which requires manufacturers, in order for their drugs to be covered by Medicare Part D, to provide statutorily defined discounts on their brand (NDA) drugs dispensed to Part D enrollees. The Inflation Reduction Act also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The Inflation Reduction Act permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the Inflation Reduction Act may be subject to various penalties, some significant, including civil monetary penalties. These provisions are taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, it is unclear how the Inflation Reduction Act will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and therapeutic candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.
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
We expect that additional state and federal healthcare reform measures may be adopted in the future. Such reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
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
Lonigutamab is a biological product candidate. We anticipate being awarded market exclusivity for each of our biological product candidate that is subject to its own BLA for 12 years in the United States. However, the term of the patents that cover such product candidate may not extend beyond the applicable market exclusivity awarded by a particular country. For example, in the United States, if all of the patents that cover our particular biological product expire before the 12-year market exclusivity expires, a third party could submit a marketing application for a biosimilar product four years after approval of our biological product, the FDA could immediately review the application and approve the biosimilar product for marketing 12 years after approval of our biological product, and the biosimilar sponsor could then immediately begin marketing. Alternatively, a third party could submit a full BLA for a similar or identical product any time after approval of our biological product, and the FDA could immediately review and approve the similar or identical product for marketing and the third party could begin marketing the similar or identical product upon expiry of all of the patents that cover our particular biological product.
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

Our future arrangements with healthcare providers, healthcare organizations, third-party payors and customers will expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products, if approved. In addition, we may be subject to data privacy and security regulation by the U.S. federal government and the states and the foreign governments in the jurisdictions in which we conduct our business. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:
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
•the federal Health Insurance Portability and Accountability Act (“HIPAA”), which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

In the ordinary course of business, we and our third-party service providers collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process or processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, employee data, intellectual property, data about trial participants in connection with clinical trials, and other sensitive third-party data (collectively, sensitive data). Our and our third-party service providers data processing activities may subject us to numerous data privacy and security laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations.
Various legislative and regulatory bodies, or self-regulatory organizations, may enact new or expand or otherwise revise existing laws, rules or regulations, or guidance regarding data privacy and security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, over a third of U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act, as amended (“CCPA”) applies to personal data of consumers, business representatives, and employees, and among other things requires covered businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, including the right to opt out of certain disclosures of their information. The CCPA provides for civil penalties of up to $7,500 per violation as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the CCPA and other comprehensive state privacy laws include limited exceptions, including for certain information collected as part of clinical trials, these developments may impact our processing of personal data and increases the compliance costs and legal risk for us and the third parties upon whom we rely. Similar laws have been enacted and are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us.
There are also various laws and regulations in other jurisdictions outside the United States relating to data privacy and security, with which we may need to comply. For example, the EU GDPR and the United Kingdom’s equivalent (“UK GDPR”), collectively, GDPR, impose strict requirements for processing personal data. We also have clinical trial activities in Asia, and may be subject to data privacy regimes in the region, such as Japan’s Act on the Protection of Personal Information. Notably, the GDPR imposes large penalties for noncompliance, including the potential for fines of up to €20 million under the EU GDPR / £17.5 million under the UK GDPR, or 4% of the annual global revenue of the noncompliant entity, whichever is greater. The GDPR also provides for private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, EU member states may introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of special categories of personal data, including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately adversely affecting our business, financial condition, results of operations and prospects.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have placed limitations and strict compliance requirements on the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate.
Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

In addition to data privacy and security laws, we are also bound by other obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
Each of these laws, rules, regulations and contractual obligations relating to data privacy and security, and any other such changes thereto or new laws, rules, regulations or contractual obligations could impose significant limitations, require changes to our business, or restrict our collection, use, storage or processing of personal data, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively or even prevent us from providing certain products in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation, which, in turn, could adversely affect our business, financial condition, results of operations and prospects. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any data privacy or security laws, whether by us, one of our CROs, CMOs or another third party service provider, could adversely affect our business, financial condition, results of operations and prospects, including but not limited to: investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief. New regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EEA and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.
Any actual or perceived failure by us or our CROs, CMOs or third-party service providers to comply with any federal, state or foreign laws, rules, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy, data protection, data security or consumer protection could adversely affect our reputation, brand and business and result in adverse consequences including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could adversely affect our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
We also publicly post policies concerning our collection, use, disclosure and other processing of the personal data provided to us by our website visitors and certain other parties. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be perceived to have failed to do so. Our publication of our policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any actual or perceived failure by us to comply with federal, state or foreign laws, rules or regulations, industry standards, contractual or other legal obligations, or any actual, perceived or suspected cybersecurity incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal data or other data, may result in enforcement actions and prosecutions, private litigation, significant fines, penalties and censure, claims for damages by customers and other affected individuals, regulatory inquiries and investigations or adverse publicity and could cause individuals and entities to lose trust in us, any of which could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Reliance on Third Parties
We may have conflicts with our current or future licensors or collaborators that could delay or prevent the development or commercialization of our product candidates.
We are currently party to license and collaboration agreements with Pierre Fabre and we expect to enter into similar strategic transactions in the future. We have terminated our license agreement with Novelty Nobility and also given notice of termination of our license and collaboration agreement with Affibody. We may have conflicts with our current or future collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenue: disputes regarding milestone payments or royalties; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the collaborator to cooperate in the development or manufacture of a product candidate, including providing us with data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.
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
Terminating existing agreements with these third parties to align with our changed strategies or reprioritization of product candidates could also result in expensive termination fees or expenses in negotiating. For example, prioritizing lonigutamab as our lead product candidate in August 2024 and suspending further development of izokibep required making amendments to our agreement with our third-party manufacturer, which resulted in additional expense to and termination fees of approximately $7.2 million in the year ended December 31, 2024.
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
We depend on sole source and limited source suppliers for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. We do not currently have long-term supply contracts with all of our CMOs and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we have entered into long-term master supply agreements with certain of our CMOs, in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating additional long-term supply agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with certain of our CMOs, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the drug products that we are required to purchase. For example, in July 2024, we and one of our CMOs entered into an agreement to terminate a supply agreement in connection with which we incurred contract termination costs of $14.3 million. In any event, any change in our relationships with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations and prospects.
Furthermore, any of the sole source and limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. Additionally, our manufacturing process for lonigutamab requires special equipment, and identifying additional suppliers able to fabricate such equipment at their facility at acceptable costs may be difficult. Establishing additional or replacement suppliers for these supplies, and obtaining regulatory clearance or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business, financial condition, results of operations and prospects. Any such interruption or delay may force us to seek similar supplies from alternative sources, which may not be available at reasonable prices, or at all. Any interruption in the supply of sole source or limited source components for our product candidates would adversely affect our ability to meet scheduled timelines and budget for the development and commercialization of our product candidates, could result in higher expenses and would harm our business. For example, we were notified in 2024 that manufacturing facilities where our CMO manufactures lonigutamab drug substance will be closing. Accordingly, we have transferred lonigutamab drug substance manufacturing to the CMO’s alternative manufacturing plant, which requires process changes, comparability studies, and regulatory filings to compliantly support clinical trials. Such tech transfer activities involve rigorous planning and execution with associated technical resources. We cannot assure you that we will not experience any disruptions in our lonigutamab drug substance supply, or not experience any adverse impact to the regulatory process or timelines for lonigutamab, as a result of the transfer. In this regard, although we have not experienced any significant disruption as a result of our reliance on limited or sole source suppliers to date, we have a limited operating history and cannot assure you that we will not experience disruptions in our supply chain in the future as a result of such reliance or otherwise.
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
•disruptions in operations due to global, regional, or local public health crises or other emergencies or natural disasters, including, for example, potential disruptions due to pandemics or health crises;
•disruptions or delays in shipments; and
•changes in local economic conditions in countries where our manufacturers or suppliers are located.
These and other factors beyond our control could interrupt our suppliers’ production, influence the ability of our suppliers to export our clinical supplies cost-effectively or at all, and inhibit our suppliers’ ability to procure certain materials, any of which could harm our business, financial condition, results of operations and prospects.
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
We expect our operating results to be subject to quarterly and annual fluctuations which may, in turn, cause the price of our common stock to fluctuate substantially. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expense related to the ongoing development of lonigutamab or future development programs;
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

•the continuing impact of negative macroeconomic trends, such as fluctuating interest rates, inflation, potential tariffs, supply chain disruptions and geopolitical instability on our business and operations;
•our ability to achieve the expected cost benefits of the Restructuring Plan on the expected timeline, or at all;
•changes in general market and economic conditions;
•news regarding the Merger Agreement, including news impacting the likelihood of obtaining required stockholder approval or of otherwise closing the Merger; and
•fluctuations in the stock price of Alumis as a result of any of the above or similar developments, which may impact the price of our common stock through the implied valuation in the Merger Agreement;
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
The market price of our common stock is likely to continue to be volatile and could fluctuate widely in response to many factors, including but not limited to:
• the pendency of the Merger and any developments related thereto;
•volatility and instability in the financial and capital markets;
• announcements relating to our product candidates, including matters relating to clinical trials, such as trial design or trial results, by us or our collaborators;
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
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2022 (the "Sarbanes-Oxley Act"), (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously.
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
Actions of activist stockholders could be disruptive to the Merger and our operations, and divert the attention of management.
Stockholders have in the past and may, from time to time, submit hostile offers, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. For example, Tang Capital Management, LLC, through its affiliate, Concentra Biosciences, LLC, sent an unsolicited indication of interest to our board of directors in February 2025 offering to acquire all of our outstanding shares for $3.00 per share in cash plus a contingent value right that represented the right to receive 80% of the net proceeds from any out-license or disposition of our development programs or intellectual property (the “Concentra Indication of Interest”). Following a fulsome review, our board of directors determined that the Concentra Indication of Interest is not reasonably expected to result in a superior proposal to the Merger.
Activist investors may attempt to effect changes in our strategic direction and how we are governed, or to acquire control over us. While we welcome the opinions of all our stockholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on us. Responding to proxy contests and other actions by activist stockholders may disrupt our ability to complete the Merger, manage our operations, be costly and time-consuming, and divert the attention of our board of directors and management. In addition, perceived uncertainties as to our future direction may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
We have implemented a Rights Plan that could discourage a takeover or other transaction that stockholders may consider favorable.
On March 13, 2025, our board of directors approved the adoption of a limited-duration stockholder rights plan (the “Rights Plan”) pursuant to a Rights Agreement with Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”). Pursuant to the Rights Plan, we will issue one right (a “Right”) for each issued and outstanding share of our common stock as of the close of business on March 24, 2025. The rights will become exercisable only if a person or a group of affiliated or associated persons has become an “Acquiring Person,” which is defined in the Rights Agreement as a person or group of affiliated or associated persons who, at any time after March 13, 2025, acquires or obtains the right to acquire beneficial ownership of 10% or more of our outstanding common stock (20% in the case of a person who reports their beneficial ownership on Schedule 13G) (the “Triggering Percentage”). The Rights Plan will expire on March 12, 2026 unless earlier redeemed by us. The overall effect of the Rights Plan and the issuance of the Rights may be to discourage any person, entity or group from gaining a control or control-like position in our company or engaging in other tactics, potentially disadvantaging the interests of our stockholders, without negotiating with the Board and without paying an appropriate control premium to all stockholders. The Rights Plan has similar provisions to those of other plans adopted by publicly-held companies in comparable circumstances. It is intended to protect stockholders’ interests, including by providing our board of directors sufficient time to make informed judgments and take actions that are in the best interests of all of our company’s stockholders and other stakeholders. Nevertheless, the Rights Plan and Rights may be considered to have certain anti-takeover effects, including potentially discouraging a third party from attempting to obtain a substantial position in our common stock or seeking to obtain control of our company and discouraging a takeover attempt that stockholders may consider favorable or that could result in a premium over the market price of our common stock.

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
To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal controls over financial reporting can divert our management’s attention from other matters that are important to the operation of our business. For example, in connection with the preparation of our financial statements for the years ended December 31, 2021 and 2022, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. Additionally, as of December 31, 2023, material weaknesses existed in the design and operating effectiveness of our internal control over financial reporting. While we have remediated these material weaknesses as of December 31, 2024, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we identify material weaknesses that we are not able to timely remediate, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be negatively affected and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remediate any material weaknesses, our financial statements could be inaccurate, and we could face restricted access to capital markets.
Our disclosure controls and procedures may not be effective and may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures may not be effective. Any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met because of the inherent limitations in all control systems. In the future we might identify additional material weaknesses in internal control over financial reporting that also impact the effectiveness of our disclosure controls and procedures.
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
The market price of our common stock is likely to continue to be volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In addition, litigation, including securities class action litigation, has often followed the announcement of adverse clinical or regulatory events such as negative or inconclusive clinical trial results, announcements of significant business transactions, such as the sale or purchase of a company, or announcement of any other strategic transaction. Any of these events may also result in investigations by the SEC or other regulatory authorities. In this regard, on November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California. On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024, naming us and current and former officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act in its disclosures regarding the primary endpoint of HiSCR75 at week 16 not meeting statistical significance in our Phase 2b trial of izokibep in HS. The amended complaint seeks damages and an award of reasonable costs and expenses, as well as such other and further relief as the court may deem just and proper. On May 3, 2024, defendants filed their motion to dismiss the amended complaint, which remains pending. This lawsuit is subject to inherent uncertainties, including its outcome. We could be subject to additional litigation in the future. We could be forced to expend significant resources and incur substantial legal fees and costs in the defense of this suit, and we may not prevail. We have not established any reserve for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.
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
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. We have an IT Steering Committee (“ITSC”) made up of cross-disciplinary senior management, including (among others) the Head of IT, Chief Legal Officer, Chief Technical Operations Officer and Chief Commercial Officer, along with IT leadership and representatives from several additional departments. The ITSC meets at least quarterly to oversee our IT risk management framework, including information security, data privacy, and regulatory compliance. It monitors the effectiveness of controls, reviews incident reports and provides guidance on mitigating emerging IT risks and vulnerabilities that are more likely to lead to a material impact to our business. The ITSC investigates incidents and reports its findings to our senior management, which, depending on the severity of the incident, may be reported to our audit committee or board.
Our information security function, which is led by our Head of IT with the support of our IT department, helps to identify, assess and manage our cybersecurity threats and risks. Our IT team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, manual and automated tools, analyzing reports of threats and threat actors, conducting internal and external scans of our environment, periodic penetration tests conducted by third parties, utilization of a 24x7 security operations center (“SOC”) that provides monitoring and alert services, evaluating threats reported to us, and coordinating cross-functionally, with management and externally (e.g., with law enforcement) concerning threats.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: a Cybersecurity Incident Response Policy; various other policies, plans, and frameworks in regards to (without limitations) access, acceptable use, password security and software system development; physical and administrative access and network security controls; data segregation; encryption of certain data; leveraging of certain SOC II-certified vendors; management, tracking and disposal of certain assets; systems monitoring; participating in information sharing and analysis centers to share and receive threat intelligence specifically related to biopharma and healthcare companies; and maintaining cyber insurance.
Our Head of IT has served in various roles in information technology for over 22 years, including serving in cybersecurity focused roles for the past 9 years. Our Head of IT holds an undergraduate degree in Computer Information Systems. Our Chief Legal Officer, Chief Technical Operations Officer and Chief Commercial Officer each hold undergraduate and graduate degrees in their respective fields, and each have substantial experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
The Head of IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. The Head of IT, together with certain other senior management personnel, is responsible for approving functional budgets, implementing approved, phase-appropriate policies, plans and guidelines, helping prepare for potential cybersecurity incidents, reviewing security assessments and other security-related reports and overseeing cybersecurity processes.

We also use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, outside consultants, third party penetration testing providers, and threat intelligence and forensic providers.
We use third-party service providers to perform a variety of functions throughout our business, such as email and hosting providers, CROs and CMOs. We have certain vendor management processes that we may use as appropriate to manage cybersecurity risks associated with our use of these providers. These processes may include the imposition of information security contractual obligations on vendors, as well as quality control elements for certain vendors. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, our vendor management processes may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity and information technology risk management, risk assessment and major risk exposures. The audit committee receives periodic reports from the ITSC and our Head of IT concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to advisors, and various other reports, and presentation materials related to cybersecurity threats, risk and mitigation.
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
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our internal information technology systems, or those used by our CROs, CMOs, clinical sites or other contractors, consultants and service providers upon which we rely, or our data are or were compromised, become unavailable or suffer security breaches, loss or leakage of data or other disruptions, we could suffer material adverse consequences resulting from such compromise, including but not limited to, operational or service interruption, harm to our reputation, litigation, fines, penalties and liability, compromise of sensitive information related our business, and other adverse consequences.”
Item 2. Properties
Our principal executive office is located at 4149 Liberty Canyon Road, Agoura Hills, California, where we lease 10,012 square feet of office space. Our lease expires in August 2028. In addition, we lease approximately 22,365 square feet of office space in South San Francisco. In February 2025, we, as a sublessor, entered into a sublease agreement to sublease its former offices located in South San Francisco to a third-party subtenant through October 31, 2027 (the remaining duration of the lease). This lease expires in October 2029. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.
Item 3. Legal Proceedings

On November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California. On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024 (Boukadoum v. Acelyrin, Inc. et al., No. 2:23-cv-09672-FMO-MAA), naming us and current and former executive officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act by misleading investors about the Phase 2b trial of izokibep in HS. The original complaint was filed following our announcement of the week 16 results from the Part B portion of such Phase 2b trial. The amended complaint seeks damages and an award of reasonable costs and expenses, including attorneys' fees, expert fees and other costs, as well as such other and further relief as the court may deem just and proper. On May 3, 2024, defendants filed their motion to dismiss the amended complaint, which remains pending. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/

or our officers and directors as defendants. This lawsuit and any other potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. We could be forced to expend significant resources in the defense against this and any other related lawsuits and we may not prevail.

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
Stockholders
As of March 14, 2025, there were 17 registered stockholders of record for our common stock. This number of registered stockholders does not include stockholders whose shares are held in street names by brokers and other nominees, or may be held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.
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
Securities Authorized for Issuance under Equity Compensation Plans
For a description of our securities authorized for issuance under equity compensation plans, see Item 12 of Part III of under the heading “Equity Compensation Plan Information,” which is incorporated by reference into this item.
Unregistered Sales of Equity Securities
None
Use of Proceeds from Initial Public Offering of Common Stock
On May 4, 2023, our Registration Statement on Form S-1 (File No. 333-271244) for our IPO was declared effective by the SEC. At the closing of the IPO on May 9, 2023, we sold 34,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 4,500,000 additional shares, at an initial public offering price of $18.00 per share and received gross proceeds of $621.0 million, which resulted in net proceeds to us of approximately $573.6 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $47.4 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates, other than payments from our net proceeds in the ordinary course of business to officers for salaries and to non-employee directors as compensation for service on the board of directors or committees of the board of directors. Morgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Piper Sandler & Co. acted as joint book-running managers for the IPO.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None

Item 6. [RESERVED]
Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included in Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and
“Special Note Regarding Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
This discussion and analysis generally addresses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. Discussions of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024.
Overview
ACELYRIN is a late-stage clinical biopharma company focused on identifying, acquiring, and accelerating the development and commercialization of transformative medicines.
On February 6, 2025, we, Alumis Inc., a Delaware corporation (“Alumis”), and Arrow Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Alumis (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as a wholly owned subsidiary of Alumis and the surviving corporation of the merger (the “Merger”).
Our lead product candidate is lonigutamab, a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the treatment of Thyroid Eye Disease (“TED”). TED is a potentially vision-threatening progressive autoimmune ocular disease in which the eye muscles, eyelids, tear glands and fatty tissues behind the eye become inflamed. Recurrent inflammation, scarring and fibrosis lead to pathological changes in the tissues surrounding the eyeball. Initial TED symptoms include redness, irritation, and discomfort of the eyes and eyelids, pain and headaches. As the fat and muscle tissues surrounding the eye continue to swell, disabling symptoms include double vision and corneal erosions due to eye bulging and the subsequent inability to close the eyelids. Elevated ocular pressure can occur with compression of the retinal nerve, leading to blindness, or optic neuropathy. The most obvious feature of TED is the protrusion of the eye outward from the eye socket, or proptosis.
Lonigutamab binds to a distinct epitope as compared to current standard of care, which results in internalization of the IGF-1 receptor within minutes. We believe the characteristics of lonigutamab that enable subcutaneous delivery also enable the potential for longer-term, convenient dosing, which can potentially improve depth and durability of clinical response.
On March 20, 2024, we announced interim data from our Phase 1/2 dose ranging trial of lonigutamab in TED. In the first dosing cohort at week 0 and 3, six patients received a 40mg dose of lonigutamab and two patients received placebo. The efficacy results observed at week 6 for this first cohort were as follows: for proptosis response (≥ 2 millimeter reduction in proptosis from baseline), 50% for lonigutamab and 0% for placebo; for clinical activity response (“CAS”) (≥ 2 point reduction in CAS), 100% for lonigutamab and 0% for placebo; and for diplopia response, (> 1 Bahn-Gorman improvement), 25% for lonigutamab and 0% for placebo. In the second dosing cohort, six patients received a 50mg loading dose of lonigutamab at week 0 and a 25mg dose of lonigutamab weekly thereafter. The efficacy results observed at week 6 for this second cohort were as follows: proptosis response (≥ 2 millimeter reduction in proptosis from baseline) was 67%, CAS response (≥ 2 point reduction in CAS) was 83%, and diplopia response (> 1 Bahn-Gorman improvement) was 40%. With regard to safety, there were no changes observed in audiology, no hyperglycemia events, and no serious adverse events in either cohort. In the first dosing cohort (40mg of lonigutamab administered at week 0 and 3), there were 3 patients who reported mild tinnitus with no associated changes in audiograms and one patient that received placebo discontinued due to dysthyroid optic neuropathy. On August 13, 2024, we provided an update on the lonigutamab development program indicating that we had completed the Phase 1 proof-of-concept portion of the lonigutamab trial and the dose-ranging Phase 2 portion of the program in TED patients continued.
On January 6, 2025, we announced additional interim data from our Phase 1/2 dose ranging trial of lonigutamab in TED. In these data, lonigutamab demonstrated (i) clinically meaningful and competitive improvements across all manifestations of TED, including proptosis, CAS and diplopia, as well as the Graves Ophthalmology-Quality of Life (“Go-QoL”) tool, (ii) significant proptosis response with a 50mg loading and 25mg weekly subcutaneous dose of lonigutamab and (iii) efficacy with lower levels of exposure than seen with intravenously-administered anti-IGF-1R agents. In addition, no cases of hearing impairment as measured by audiogram, hyperglycemia or menstrual disorders in TED patients had been reported to date at any dose level. Pharmacokinetic data also showed that a 100mg loading dose achieved target therapeutic concentration within days.
On January 6, 2025, we announced our intention to initiate our Phase 3 LONGITUDE program in the first quarter of 2025. On February 6, 2025, we announced that we had entered into the Merger Agreement and that, in connection therewith, we would delay initiation of the Phase 3 LONGITUDE program until the closing of the Merger and that we planned to re-evaluate the development program for lonigutamab to enable potential confirmation of its differentiation in a capital efficient manner.
In August 2024, we committed to implementing a restructuring plan (the “Restructuring Plan”) to suspend new internal investment in the development of izokibep in hidradenitis suppurativa (“HS”), psoriatic arthritis (“PsA”) and axial spondyloarthritis (“AxSpA”) and to focus our efforts primarily on our lonigutamab clinical program in TED. Although the clinical trial results from our Phase 3 clinical trial of izokibep in HS reported on August 13, 2024 were positive, we made a strategic, capital-allocation decision at that time to prioritize the development of lonigutamab. We committed to completing the then-ongoing Phase 3 clinical trial of izokibep in HS through week 32 and the Phase 2b/3 trial in PsA through its respective long-term follow up period, but we otherwise suspended further internal development of izokibep in HS, PsA and AxSpA. We continued our Phase 2b/3 clinical trial of izokibep in uveitis through its week 24 primary endpoint data readout, and on December 10, 2024 we announced that the Phase 2b/3 trial of izokibep in non-infectious, non-anterior uveitis did not meet the primary endpoint of a statistically significant improvement in time to treatment failure versus placebo as measured by treatment failure rates at 24 weeks, and further did not meet any secondary endpoints. Based on these data, and the guidance regarding other indications previously announced on August 13, 2024, we have stopped all development of izokibep and provided notice of termination to Affibody AB (“Affibody”) of our license agreement with Affibody for izokibep, as discussed further below. We expect to substantially complete the wind-down of activities related to the izokibep program by the end of the second quarter of 2025. Our SLRN-517 program was suspended on August 10, 2024 and we subsequently terminated our license agreement with Novelty Nobility effective January 16, 2025. For more information on the Restructuring Plan, see Note 15 to our consolidated financial statements entitled “Restructuring” in this Annual Report on Form 10-K.
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
We have incurred significant losses and negative cash flows from operations since our inception. Our net loss for the years ended December 31, 2024 and 2023 was $248.2 million and $381.6 million, respectively. The net loss of $248.2 million in the year ended December 31, 2024 includes $37.0 million of other income related to payments in the first quarter of 2024, $45.0 million in stock-based compensation expense, $14.3 million for termination costs, restructuring charges of $11.4 million and a one-time payment of $31.0 million to Pierre Fabre upon exercise of its buy-out option. The net loss of $381.6 million in the year ended December 31, 2023 includes $123.1 million of expenses related to acquired in-process research and development assets without alternative future use, $47.3 million in stock-based compensation, and $10.0 million license fee payment to Pierre Fabre incurred in connection with the ValenzaBio acquisition. As of December 31, 2024, we had an accumulated deficit of $736.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition or in-licensing of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements.
Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the Restructuring Plan, the pendency of the Merger and/or by future clinical trial outcomes and general economic and market conditions. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise capital as and when needed, or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
We currently have limited sales, marketing and commercialization capabilities. However, we intend to build the necessary sales, marketing and commercialization capabilities and infrastructure over time as our product candidates advance through clinical development, which will involve significant capital requirements. We expect to spend a significant amount in development and marketing costs prior to obtaining regulatory and marketing approval of one or more of our product candidates.
As of December 31, 2024, we had $448.4 million in cash, cash equivalents, restricted cash and short-term marketable securities. On May 9, 2023, we closed our initial public offering (“IPO”) in which we sold an aggregate of 34,500,000 shares of common stock at a price to the public of $18.00 per share, which included 4,500,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $573.6 million, after deducting underwriting discounts and commissions and other offering costs. Based on our current operating plan, we estimate that our existing cash and cash equivalents and short-term marketable securities will be sufficient to fund our operating plan and capital expenditure requirements for at least the next 12 months from the date of this Annual Report on Form 10-K. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.
Macroeconomic Trends
We continue to actively monitor the impact of various macroeconomic and geopolitical trends, such as fluctuating interest rates, inflation, potential tariffs, supply chain disruptions, geopolitical instability, changes in regulations, including government fiscal policies, fluctuating monetary exchange rates, geopolitical instability and related sanctions, and volatility in the U.S. and global financial markets, on our business. To date, we have not experienced a material financial statement impact or any significant business disruptions, including with our vendors or third parties, as a result of these negative macroeconomic and geopolitical trends. However, our business has been, and may continue to be, impacted by the negative macroeconomic and geopolitical trends wherever we have clinical trial sites, CMO facilities or other business operations. Further, negative macroeconomic and geopolitical trends conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all.
Restructuring Plan
On August 10, 2024, our Board of Directors suspended new internal investment in the development of izokibep in HS, PsA and AxSpA, and focused our efforts primarily on our lonigutamab clinical program in TED and implemented an associated workforce reduction (the “Restructuring Plan”). As part of the Restructuring Plan, our workforce was reduced by 40 people, or approximately 1/3 of our then-existing headcount.

In connection with the workforce reduction, we incurred restructuring charges totaling $4.2 million in cash-based expenses related to one-time employee severance payments and benefits, which we recognized for the year ended December 31, 2024. Remaining employee severance payments and benefits of $0.8 million are included in restructuring liabilities in our consolidated balance sheet for the period ended December 31, 2024 and will be paid in 2025.
In the third quarter of 2024, we entered into an agreement to cancel certain services with a vendor under a manufacturing agreement related to the suspension of new internal development of izokibep in HS, PsA and AxSpA. All post-cancellation obligations were settled in the fourth quarter of 2024. We incurred net restructuring charges of $7.2 million consisting of $42.9 million of expense in connection with such cancellation of services netted against a $35.7 million credit voucher received as part of the agreement to cancel services upon payment of the amounts due to the manufacturer, and recognized those costs in the year ended December 31, 2024. The current balance of the credit voucher was $24.3 million as of December 31, 2024.
For the year ended December 31, 2024, we recognized total restructuring charges of $11.4 million. Restructuring costs were included in restructuring in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.
ValenzaBio Acquisition
On December 20, 2022, we entered into an Agreement and the Plan of Merger and Reorganization to acquire ValenzaBio (the "ValenzaBio Acquisition"). The ValenzaBio Acquisition closed on January 4, 2023. ValenzaBio was a privately held company developing therapies for autoimmune and inflammatory diseases. The ValenzaBio Acquisition added additional assets to our portfolio, including lonigutamab and SLRN-517. We determined that the ValenzaBio Acquisition should be accounted for as an asset acquisition after considering whether substantially all of the fair value of the gross assets acquired was concentrated in a single asset or group of assets and whether we acquired a substantive process capable of significantly contributing to our ability to create outputs. As consideration, at the closing, we (i) issued 18,885,731 shares of our common stock to ValenzaBio stockholders and paid $7,663 in cash to one non-accredited investor, and (ii) assumed options of ValenzaBio optionholders who entered into consulting agreements with us, which became options for the purchase of an aggregate of 1,249,811 shares of our common stock upon the closing of the ValenzaBio Acquisition on January 4, 2023. Outstanding shares and options were exchanged at an exchange ratio of 0.8027010-for-one. The assumed options vested on March 31, 2023 and are exercisable until the earlier of (i) 12 months following the termination of the optionholder’s continuous service with us, or (ii) the original expiration date of such assumed option.
License and Collaboration Agreements
License and Commercialization with Pierre Fabre
Upon the closing of the ValenzaBio Acquisition, we became the successor to ValenzaBio’s rights under the March 25, 2021 license and commercialization agreement between ValenzaBio and Pierre Fabre, as amended (the "Pierre Fabre Agreement"). We received certain exclusive worldwide licenses with the right to sublicense to certain patents, know-how and other intellectual property to develop, manufacture, use and commercialize lonigutamab for non-oncology therapeutic indications. The license from Pierre Fabre extends to any product containing lonigutamab (excluding any fragments or derivatives) as its sole active ingredient (each, a "PF Licensed Product"). The Pierre Fabre Agreement prohibits us from using the licensed intellectual property in any antibody drug conjugate, multi-specific antibodies or any other derivatives of lonigutamab.
In the event we that decide to sublicense the rights to develop or commercialize a PF Licensed Product in any territory outside of the United States and Canada, Pierre Fabre retains the right of first negotiation to acquire such development and commercialization rights in one or more countries in such territory. Subject to the validation of certain clinical trial criteria by a joint steering committee, Pierre Fabre has the option to reclaim all exclusive rights to develop, commercialize and exploit the PF Licensed Product in such territories and to obtain an exclusive sublicensable license in such territories for any improvements and trademarks to such PF Licensed Product, and to exploit such PF Licensed Product for non-oncology therapeutic indications, subject to certain payment obligations. The option period commenced in October 2024. If Pierre Fabre exercises such option, Pierre Fabre has the right to require us to buy out its right to the option for a one-time payment of $31.0 million or we have the right to choose to buy out Pierre Fabre’s option by making the one-time payment of $31.0 million , in each case within 30 days from Pierre Fabre’s notice of exercise of such option. In October 2024, Pierre Fabre exercised its option under the Pierre Agreement, requiring us to buy out its right to the option for a one-time payment of $31.0 million which we paid in the fourth quarter of 2024. We are solely responsible for the development, regulatory approvals and commercialization of each PF Licensed Product.
License and Collaboration Agreement with Affibody
On August 9, 2021, we entered into a license and collaboration agreement with Affibody AB ("Affibody") (the "Affibody Agreement") under which Affibody granted us exclusive, sublicensable licenses to develop, commercialize and manufacture products containing izokibep for all human therapeutic uses on a worldwide basis, subject to a pre-existing agreement with Inmagene Biopharmaceuticals ("Inmagene") with respect to certain Asian and Nordic countries.
On January 31, 2025, we delivered a Notice of Termination (the “Notice”) to Affibody terminating the Affibody Agreement, which will become effective 90 days following delivery of the Notice in accordance with the terms of the Affibody Agreement. Following termination of the Affibody Agreement, we will no longer have any material financial or other obligations under the Affibody Agreement.
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

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or as related services are performed. We do not allocate employee costs, laboratory supplies and facilities, including other internal costs, to specific product candidates because these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily for managing our process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.
We have delayed the initiation of our Phase 3 LONGITUDE program until the closing of the Merger. However, we still expect to incur substantial research and development expenses over the longer-term as we advance our product candidates into and through clinical trials, pursue regulatory approval of our product candidates, build our operational and commercial capabilities for supplying and marketing our products, if approved, and potentially expand our pipeline of product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, clinical data, investment in our clinical programs, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion of costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if approved by the FDA and other applicable regulatory authorities.
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
A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. For example, in February 2025 we announced that we were delaying the initiation of our Phase 3 LONGITUDE program until the closing of the Merger to re-evaluate the development program for lonigutamab in a capital efficient manner. Additionally, despite the positive results in our Phase 3 clinical trial of izokibep in HS announced in August 2024, at that time we made a strategic, capital allocation decision to prioritize the development of lonigutamab in TED and we implemented the Restructuring Plan. While the Restructuring Plan is expected to result in future cost savings, including in connection with the workforce reduction, our research and development expenses increased in the year ended December 31, 2024 due primarily to the clinical trials of izokibep in HS, PsA and uveitis as well as the significant manufacturing activities we undertook to support a potential Biologic License Application ("BLA") readiness for izokibep at our CMOs, including scale-up, product qualification lots, and stability studies. We also incurred net restructuring charges of $7.2 million consisting of $42.9 million of expense related to the cancellation contract manufacturing services netted against a $35.7 million credit voucher received as part of this cancellation agreement upon payment of the amounts due to the manufacturer, and recognized those costs in the year ended December 31, 2024.

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
We expect to continue to incur expenses associated with being a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements; costs related to the filed purported securities class action lawsuit against us; additional director and officer insurance costs; and investor and public relations costs. We expect to scale our general and administrative expenses commensurate with the scope and stage of our clinical development pipeline. In addition, during the pendency of the Merger, we will continue to incur costs, fees, expenses and charges related to the Merger.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and amortization of premiums and accretion of discounts on short-term marketable securities, net foreign currency transaction loss and gain on remeasurement of derivative tranche liability.
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$238,055	$355,886	$(117,831)	(33)%
General and administrative	66,809	66,178	631	1%
Restructuring charges	11,394	—	11,394	*
Total operating expenses	316,258	422,064	(105,806)	(25)%
Loss from operations	(316,258)	(422,064)	105,806	(25)%
Change in fair value of derivative tranche liability	—	10,291	(10,291)	(100)%
Interest income	31,209	30,555	654	2%
Other income (expense), net	36,823	(423)	37,246	(8805)%
Net loss	$(248,226)	$(381,641)	$133,415	(35)%
______________
*not meaningful

Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
External costs:
License fees and acquired in-process research and development expenses	$31,000	$148,437	$(117,437)	(79)%
CRO, CMC, transition services	144,077	159,794	(15,717)	(10)%
Professional consulting services	14,016	10,850	3,166	29%
Other research and development costs, including laboratory materials and supplies	577	264	313	119%

Internal costs:
Personnel-related costs	44,855	35,200	9,655	27%
Facilities and allocated overhead costs	3,530	1,341	2,189	163%
Total research and development expense:	$238,055	$355,886	$(117,831)	(33)%

Research and development expenses decreased by $117.8 million, from $355.9 million for the year ended December 31, 2023, to $238.1 million for the year ended December 31, 2024. The decrease for the year ended December 31, 2024 was primarily related to lower license fees and acquired in-process research and development expenses.
License fees for the year ended December 31, 2024 were $31.0 million, exclusively for Pierre Fabre's exercise of its buy out option. License fees and acquired in-process research and development expenses for the year ended December 31, 2023 included $123.1 million related to the acquired lonigutamab and SLRN-517 assets, and $10.0 million related to a non-refundable license fee paid in connection with the amendment of Pierre Fabre Agreement, incurred in connection with the ValenzaBio Acquisition. The estimated fair value of lonigutamab asset of $114.8 million and SLRN-517 asset of $8.2 million, were expensed as we concluded that these assets were still in clinical and preclinical development and have no alternative future use. During the year ended December 31, 2023, we paid Affibody $15.0 million upon achievement of the first development milestone for izokibep under the Affibody Agreement.
External CRO, CMC and transition services expenses increased by $15.7 million, from $159.8 million for the year ended December 31, 2023 to $144.1 million for the year ended December 31, 2024.
Our CRO and CMC expenses by program for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2024	2023
Izokibep	$119,684	$138,438
Lonigutamab (XLRN-421)	23,210	11,385
SLRN-517	1,051	7,306
Other	132	2,442
Total CRO, CMC, transition services	$144,077	$159,571

Expenses related to professional consulting services increased by $3.2 million, from $10.9 million for the year ended December 31, 2023 to $14.0 million for the year ended December 31, 2024. For the year ended December 31, 2024, we increased our expense for certain biometric consulting activities previously performed by CROs by $5.5 million. For the year ended December 31, 2023, we recognized stock-based compensation expense of $3.1 million and consulting services expense of $0.7 million for expenses related to the assumed ValenzaBio options and expenses incurred for former ValenzaBio research and development employees, who entered into consulting agreements with us. No ValenzaBio related expenses were recognized in the year ended December 31, 2024.

Personnel-related costs increased by $9.7 million from $35.2 million for the year ended December 31, 2023 to $44.9 million for the year ended December 31, 2024. Employees’ salaries and benefits increased by $2.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to a higher average research and development headcount in the year ended December 31, 2024 versus the average research and development headcount in the year ended December 31, 2023. Stock-based compensation expense increased by $1.7 million, from $12.7 million for the year ended December 31, 2023 to $14.3 million for the year ended December 31, 2024, as a result of grants of additional options and restricted stock units ("RSUs") granted during the year ended December 31, 2024. We recognized $2.5 million for the year ended December 31, 2023 for severance obligation expense in connection with the ValenzaBio Acquisition.
Facilities and overhead costs allocated to research and development expenses increased by $2.2 million from $1.3 million for the year ended December 31, 2023 to $3.5 million for the year ended December 31, 2024, primarily as a result of the commencement of an office lease in July 2024 and software subscriptions and other IT related expenses.
General and Administrative Expenses
General and administrative expenses increased by $0.6 million from $66.2 million for the year ended December 31, 2023 to $66.8 million for the year ended December 31, 2024.
Personnel-related costs of $49.0 million for the year ended December 31, 2024 were nearly flat to $48.9 million for the year ended December 31, 2023. Employees’ salaries and benefits of $14.4 million for the year ended December 31, 2024 were nearly flat to $14.5 million for the year ended December 31, 2023. Stock-based compensation expense decreased by $4.0 million from $34.7 million for the year ended December 31, 2023 to $30.6 million for the year ended December 31, 2024. The decrease was mostly due to forfeitures of equity by our founder and former Chief Executive Officer, Dr. Lee, upon her departure from the company in May 2024. For the year ended December 31, 2023, we recognized $5.5 million related to RSUs granted to Dr. Lee that vested upon the IPO closing, $1.3 million related to vested restricted stock awards granted to our chief executive officer which vested in March 2022, $2.7 million in January 2023 in connection with the ValenzaBio Acquisition and $4.4 million in August 2023 in connection with the departure of the former CFO. In the year ended December 31, 2024, we recognized severance expense of $1.9 million, of which $1.4 million was in connection with the departures of members of our executive leadership team. In January 2023, in connection with the ValenzaBio Acquisition, we recognized $2.4 million in severance obligation expense. Expenses related to professional consulting services decrease by $1.0 million, from $13.3 million for the year ended December 31, 2023 to $12.3 million for the year ended December 31, 2024 due to a decrease in consulting, legal, recruiting, audit and accounting services compared to the year ended December 31, 2023, when such services supported our IPO. Facilities and allocated overhead costs increased by $2.6 million from $2.6 million for the year ended December 31, 2023 to $5.2 million for the year ended December 31, 2024, primarily as a result of the commencement of an office lease in July 2024, insurance expenses and software subscriptions and other IT related expenses. Other miscellaneous general and administrative expenses decreased by $1.0 million for the year ended December 31, 2024 mainly due to a one-time expense related to share settlement of ValenzaBio board members’ options in connection with the ValenzaBio Acquisition for the year ended December 31, 2023,
Restructuring Charges
Restructuring charges were $11.4 million for the year ended December 31, 2024, consisting of $4.2 million of one-time employee severance payments and benefits, and $42.9 million of contract cancellation costs netted against a $35.7 million credit voucher received as part of this cancellation upon payment of the amounts due to the manufacturer, in each case related to the Restructuring Plan. There were no restructuring charges for the year ended December 31, 2023
Change in Fair Value of Derivative Tranche Liability, Interest Income and Other Income (Expense), Net
The total of the change in the fair value of the derivative tranche liability, interest income and other income (expense), net increased by $27.6 million, from $40.4 million for the year ended December 31, 2023 to $68.0 million for the year ended December 31, 2024. The increase was driven by non-recurring income from arrangements with vendors of $30.0 million, a sale of an asset for $7.0 million, and an increase of $0.7 million in interest income because of a higher balance of marketable securities in the year ended December 31, 2024 due to the timing of the IPO in May 2023, partially offset by a decrease of $10.3 million related to the change in fair value of the Series C derivative tranche liability recognized in the year ended December 31, 2023.

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
As of December 31, 2024, we had $448.4 million in cash, cash equivalents, restricted cash and short-term marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents, restricted cash and short-term marketable securities will be sufficient to fund our current operating plan and capital expenditure requirements for at least the next 12 months from the date of this Annual Report on Form 10-K. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or maintain profitability and, unless and until we are able to commercialize our product candidates, if ever, we will continue to be dependent upon equity financing, debt financing, and other forms of capital raises. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
Future Funding Requirements
Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to advance our product candidates, expand our corporate infrastructure, including the costs associated with being a public company, further our research and development initiatives for our product candidates, and incur costs associated with potential regulatory submissions and commercialization, including with respect to manufacturing activities to support potential BLA readiness. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. For example, although we committed to implementing the Restructuring Plan, we may not achieve the expected cost preservation benefits of the Restructuring Plan on the expected timeline, or at all, and we could otherwise consume capital more rapidly than we currently anticipate.
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
•the costs associated with the Restructuring Plan and associated workforce reduction;
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
•the impacts of negative macroeconomic trends, such as high rates of inflation, global supply chain disruptions and geopolitical instability, which may exacerbate the magnitude of the factors discussed above; and
•the consummation of the Merger.
Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures.
Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the Restructuring Plan and our decision to focus our resources primarily on lonigutamab in TED, by the pendency of the Merger and/or by future clinical trial outcomes and general economic and market conditions. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
Cash Flows
The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(303,921)	$(169,705)
Net cash provided by (used in) investing activities	154,865	(447,744)
Net cash provided by financing activities	5,393	568,436
Net decrease in cash and cash equivalents	$(143,663)	$(49,013)

Operating Activities
Net cash used in operating activities was $303.9 million and $169.7 million for the years ended December 31, 2024 and 2023, respectively.
Cash used in operating activities in the year ended December 31, 2024 was primarily due to our net loss for the period of $248.2 million. Adjustments to net loss for non-cash items included $45.0 million related to stock-based compensation expense, a loss of $1.4 million on the disposal of property, plant and equipment, $0.4 million depreciation and amortization expense and $0.3 million non-cash lease expense, partially offset by an $18.4 million gain related to an accretion of discounts on short-term marketable securities and income of $7.0 million for the sale of an asset. The changes in operating assets and liabilities of $77.4 million included a decrease of $37.0 million in accounts payable, a decrease of $24.4 million in accrued research and development expenses, an increase of $19.6 million in prepaid expenses and other current assets and a decrease of $0.7 million in operating lease liability, partially offset by an increase of $2.5 million in accrued compensation and other current liabilities, a decrease of $1.5 million in prepaid expenses and other assets, non-current and an increase of $0.4 million in severance liability.
Cash used in operating activities in the year ended December 31, 2023 was primarily due to our net loss for the period of $381.6 million, of which $10.0 million is presented as cash used in investing activities as it related to a license fee payment to Pierre Fabre incurred in connection with the ValenzaBio Acquisition. Adjustments to net loss for non-cash items also included $123.1 million expense related to in-process research and development assets without alternative future use incurred in connection with the ValenzaBio Acquisition, $47.3 million related to stock-based compensation expense, a $10.5 million gain related to an accretion of discounts on short-term marketable securities, a $10.3 million gain related to the change in fair value of the derivative tranche liability, $0.2 million non-cash lease expense and $0.1 million depreciation and amortization expense. The changes in operating assets and liabilities of $52.1 million include an increase of $34.4 million in accounts payable, an increase of $24.9 million in accrued research and development expenses, an increase of $1.7 million in accrued compensation and other current liabilities, a decrease of $1.5 million in prepaid expenses and other assets, non-current and an increase of $1.0 million in severance liability, partially offset by an increase of $11.3 million in prepaid expenses and other current assets and a decrease of $0.2 million in operating lease liability. The increase in accrued research and development expenses and accounts payable were primarily due to costs associated with the development of izokibep, SLRN-517 and lonigutamab. The increase in the severance liability related to our obligation to make severance payments to certain former ValenzaBio employees in connection with the ValenzaBio Acquisition and severance obligation to the former CFO.
Investing Activities
Cash provided by investing activities for the year ended December 31, 2024 of $154.9 million related to $966.9 million in maturities of short-term marketable securities, $7.0 million of cash received from a sale of an asset and $10.0 million in sales of marketable debt securities and accrued interest, partially offset by $827.8 million in purchases of short-term marketable securities and of $1.2 million property, plant and equipment.
Cash used in investing activities for the year ended December 31, 2023 of $447.7 million related to $956.5 million in purchases of marketable securities and accrued interest, $10.0 million paid to Pierre Fabre for the amended license and commercialization agreement in connection with the ValenzaBio Acquisition and $2.3 million purchases of fixed assets, partially offset by $373.4 million maturities of short-term marketable securities, $137.7 million in sales of marketable securities, and $10.0 million of cash acquired, net of acquisition costs, related to the ValenzaBio Acquisition.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2024 was $5.4 million from the proceeds from the exercise of common stock options and the issuance of common stock upon settlement of RSUs, net of shares withheld for taxes, and under the employee stock purchase plan.
Cash provided by financing activities for the year ended December 31, 2023 was $568.4 million, which consisted of $574.1 million net proceeds received from issuance of common stock upon the initial public offering and $2.6 million proceeds from exercise of common stock options offset by $8.3 million taxes paid related to net share settlement of RSUs.
Contractual Obligations and Commitments
We enter into various agreements in the ordinary course of business, such as those with suppliers, CROs, CMOs and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $21.5 million and $142.3 million as of December 31, 2024 and 2023, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of our engagements.
In July 2024, we and a vendor entered into an agreement to terminate a supply agreement. We incurred and recognized $14.3 million for the termination costs in the year ended December 31, 2024. These contract termination costs were included in research and development in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.
In October 2024, we and a vendor entered into an agreement to cancel certain services under a manufacturing agreement. See Note 15 to our consolidated financial statements entitled "Restructuring" included in this Annual Report on Form 10-K.
No other amounts related to termination and cancellation charges were accrued in the consolidated balance sheets as of December 31, 2024 and 2023, as we have not determined cancellation to be probable.
At December 31, 2024, our material cash requirements from known contractual and other obligations primarily relate to our lease liabilities and non-cancelable purchase obligations. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of our agreements. Expected timing of those payments are as follows (in thousands):

		Payments due in
	Total	Next 12 Months	Beyond 12 Months
Lease liabilities	$10,666	$2,200	$8,466
Purchase obligation	21,477	19,727	1,750
Total payments	$32,143	$21,927	$10,216
The credit voucher may be used to settle invoices for services and raw materials for up to $21.1 million committed as part of the non-cancelable purchase obligations. See Note 15 to the consolidated financial statements entitled “Restructuring” in this Annual Report on 10-K.
Our lease liabilities are primarily related to our real estate leases for office spaces. Our outstanding non-cancelable purchase obligations primarily related to contractual commitments towards contract manufacturing organizations. See Note 8 to our consolidated financial statements entitled “Commitments and Contingent Liabilities” in this Annual Report on Form 10-K.
We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 7 to our consolidated financial statements entitled “Significant Agreements” in this Annual Report on Form 10-K. During the year ended December 31, 2023, we paid Affibody $15.0 million upon achievement of the first development milestone for izokibep under the Affibody Agreement. We could not estimate when other such payments will be due and no other such events were probable to occur as of December 31, 2024 and 2023.
Recently Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements entitled “Summary of Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
Critical Accounting Policies and Significant Judgments and Estimates
A summary of critical accounting policies, significant judgements and estimates are disclosed in Note 2 to our consolidated financial statements entitled "Summary of Significant Accounting Policies" included in Part II, Item 8 of this Annual Report on Form 10-K.
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including but not limited to those related to accrued research and development costs, the fair value of common stock and stock-based compensation expense, the fair value of derivative tranche liability, the valuation of deferred tax assets and uncertain income tax positions, restructuring costs and long-lived asset impairment costs. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates and assumptions could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.
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
We concluded that the exclusive license acquired from Affibody in October 2021 represented an asset acquisition of IPR&D assets with no alternative future use. We further concluded that the arrangement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. As of December 31, 2022, we capitalized $1.1 million of transaction costs as prepaid expenses and other non-current assets, related to the ValenzaBio Acquisition, which was accounted for as an asset acquisition. We determined that the ValenzaBio Acquisition should be accounted for as an asset acquisition after considering whether substantially all of the fair value of the gross assets acquired was concentrated in a single asset or group of assets and whether we acquired a substantive process capable of significantly contributing to our ability to create outputs. The $1.1 million of capitalized transaction costs were recognized as research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
Performance-Based Restricted Stock Unit Awards
Performance-based RSUs (“PSUs”) awarded to employees vest upon the achievement of certain performance milestones and market conditions (i.e., specified average stock price hurdle) at the end of specified performance periods, subject to continuous service through each respective vest date. The amount of expense recognized is based on the grant date fair value of the PSU tranche corresponding to the performance condition of the tranche which is considered probable. We estimate grant date fair value of the market portion of the PSUs based on a Monte Carlo simulation under each performance condition outcome. The Monte Carlo valuation model simulates the probabilities of stock price achievement, which requires management to make a number of assumptions including a 20-trading day volume-weighted average stock price, volatility of our peers, and the risk-free interest rate. We recognize compensation expense for each tranche of a PSU award straight-line over the period commencing on the grant date of the award and ending on the vesting date of the tranche under the PSU award. We record cumulative adjustments at each reporting date to reflect subsequent changes to the estimated outcome of the performance condition until the end of the respective performance period.
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
We estimate the fair value of each award on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subject assumptions to determine the fair value of each stock-based award, including:
•Fair value of common stock. Prior to our IPO, the estimated fair value of the common stock underlying our stock options and stock awards was determined at each grant date by our board of directors, with assistance from management and external appraisers. All options to purchase shares of our common stock were intended to be exercisable at a price per share not less than the per-share fair value of our common stock underlying those options on the date of grant. The approach to estimate the fair value of our common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid. Subsequent to our IPO, the fair value of our common stock is determined based on its closing market price as reported on the Nasdaq Global Select Market.
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
See Note 11 to our consolidated financial statements entitled “Equity Incentive Plan” in this Annual Report on 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the periods presented.
We recorded stock-based compensation expense of $45.0 million and $47.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $45.4 million of total unrecognized stock-based compensation expense related to our granted options, which we expect to recognize over a remaining weighted-average period of 2.7 years. As of December 31, 2024, there was $9.0 million of total unrecognized stock-based compensation expense related to our granted RSUs, which we expect to recognize over a remaining vesting term through May 2027. As of December 31, 2024, total compensation cost not yet recognized related to unvested PSUs was $7.9 million, which is expected to be recognized over a weighted-average period of 1.4 years. Total compensation cost not recognized related to unvested PSUs can increase up to $9.8 million depending on the future achievement of PSUs performance conditions.
The intrinsic value of all outstanding stock options, RSUs and PSUs as of December 31, 2024 was approximately $5.4 million, of which approximately $0.1 million related to vested stock options, RSUs and PSUs, and approximately $5.3 million related to unvested stock options, RSUs and PSUs.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ACELYRIN, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ACELYRIN, INC. and its subsidiary (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive (loss), of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Diego, California
March 19, 2025
We have served as the Company’s auditor since 2022.

ACELYRIN, INC. Consolidated Financial Statements

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$73,890	$218,097
Short-term marketable securities	373,990	503,229
Prepaid expenses and other current assets	33,107	15,312
Total current assets	480,987	736,638
Prepaid expenses and other assets, non-current	1,223	2,678
Operating lease right-of-use asset	6,752	1,195
Property, plant and equipment, net	1,635	2,179
Restricted cash	544	—
Total assets	$491,141	$742,690
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$4,888	$41,920
Accrued research and development expenses	11,042	35,436
Accrued compensation and other current liabilities	9,297	6,833
Severance liability	1,351	970
Total current liabilities	26,578	85,159
Operating lease liability, non-current	6,270	1,194
Total liabilities	32,848	86,353
Stockholders’ equity (deficit)
Common stock, par value of $0.00001 per share; 790,000,000 shares authorized as of December 31, 2024 and 2023; 100,452,061 and 97,865,890 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	1,195,243	1,144,893
Accumulated other comprehensive (loss) income	(6)	162
Accumulated deficit	(736,945)	(488,719)
Total stockholders’ equity (deficit)	458,293	656,337
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$491,141	$742,690
The accompanying notes are an integral part of these consolidated financial statements.

ACELYRIN, INC. Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$238,055	$355,886
General and administrative	66,809	66,178
Restructuring charges	11,394	—
Total operating expenses	316,258	422,064
Loss from operations	(316,258)	(422,064)
Change in fair value of derivative tranche liability	—	10,291
Interest income	31,209	30,555
Other income (expense), net	36,823	(423)
Net loss	$(248,226)	$(381,641)
Other comprehensive loss
Unrealized (loss) gain on short-term marketable securities, net	(168)	248
Total other comprehensive (loss) gain	(168)	248
Net loss and other comprehensive loss	$(248,394)	$(381,393)
Net loss per share attributable to common stockholders, basic and diluted	$(2.50)	$(5.43)
Weighted-average common shares outstanding, basic and diluted	99,300,282	70,249,580
The accompanying notes are an integral part of these consolidated financial statements.

ACELYRIN, INC. Consolidated Financial Statements

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	40,743,522	$396,593	2,767,359	$—	$4,302	$(107,078)	$(86)	$(102,862)
Issuance of common stock in connection with ValenzaBio acquisition (Note 3)	—	—	18,885,731	—	128,735	—	—	128,735
Issuance of common stock upon initial public offering, net of underwriting discounts commissions and issuance costs of $47,354	—	—	34,500,000	—	573,644	—	—	573,644
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(40,743,522)	(396,593)	40,743,522	1	396,592	—	—	396,593
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	—	—	303,237	—	(8,325)	—	—	(8,325)
Stock-based compensation expense	—	—	—	—	47,318	—	—	47,318
Issuance of common stock under the employee stock purchase plan	—	—	24,164	—	149	—	—	149
Issuance of common stock upon exercise of options	—	—	641,877	—	2,478	—	—	2,478
Net loss	—	—	—	—	—	(381,641)	—	(381,641)
Unrealized gain on short-term marketable securities, net	—	—	—	—	—	—	248	248
Balance at December 31, 2023	—	$—	97,865,890	$1	$1,144,893	$(488,719)	$162	$656,337
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	—	—	618,347	—	(1,937)	—	—	(1,937)
Stock-based compensation expense	—	—	—	—	44,957	—	—	44,957
Issuance of common stock under the employee stock purchase plan	—	—	179,040	—	574	—	—	574
Issuance of common stock upon exercise of options	—	—	1,788,784	—	6,756	—	—	6,756
Net loss	—	—	—	—	—	(248,226)	—	(248,226)
Unrealized gain on short-term marketable securities, net	—	—	—	—	—	—	(168)	(168)
Balance at December 31, 2024	—	$—	100,452,061	$1	$1,195,243	$(736,945)	$(6)	$458,293
The accompanying notes are an integral part of these consolidated financial statements.

ACELYRIN, INC. Consolidated Financial Statements

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(248,226)	$(381,641)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation expense	44,957	47,318
Income from sale of asset	(7,000)	—
Expense related to acquired in-process research and development assets	—	133,057
Net amortization of premiums and accretion of discounts on short-term marketable securities	(18,413)	(10,495)
Change in fair value of derivative tranche liability	—	(10,291)
Depreciation and amortization expense	423	115
Loss on disposal of property, plant and equipment	1,369	—
Non-cash lease expense	321	153
Changes in assets and liabilities:
Prepaid expense and other current assets	(19,573)	(11,313)
Prepaid expenses and other assets, non-current	1,455	1,528
Accounts payable	(37,032)	34,443
Accrued research and development expenses	(24,394)	24,914
Accrued compensation and other current liabilities	2,464	1,691
Operating lease liability	(653)	(154)
Severance liability	381	970
Net cash used in operating activities	(303,921)	(169,705)
Cash flows from investing activities
Proceeds from sale of asset	7,000	—
ValenzaBio assets acquisition cash acquired, net of acquisition costs	—	10,007
Cash paid to acquire in-process research and development assets	—	(10,000)
Purchase of marketable securities	(827,801)	(956,512)
Proceeds from maturities of short-term marketable securities	966,897	373,359
Sales of marketable securities	10,016	137,696
Purchase of property, plant and equipment	(1,247)	(2,294)
Net cash provided by (used in) investing activities	154,865	(447,744)
Cash flows from financing activities
Issuance of common stock upon initial public offering, net of commissions and issuance costs	—	574,134
Proceeds from exercise of common stock options and issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes, under the employee stock purchase plan	7,330	2,627
Taxes paid related to net share settlement of restricted stock units	(1,937)	(8,325)
Net cash provided by financing activities	5,393	568,436
Net decrease in cash, cash equivalents and restricted cash	(143,663)	(49,013)
Cash, cash equivalents, and restricted cash at beginning of year	218,097	267,110
Cash, cash equivalents and restricted cash at end of year	$74,434	$218,097
Supplemental disclosure of cash flow information:

ACELYRIN, INC. Consolidated Financial Statements

Conversion of 40,743,522 shares of redeemable convertible preferred stock upon the closing of initial public offering	$—	$396,593
Common stock issued in connection with ValenzaBio acquisition	$—	$128,735
Right-of-use assets obtained in exchange for operating lease liability	$6,106	$1,348
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
The Company did not have any significant operations from the inception date until August 2021. On August 9, 2021, the Company entered into the License and Collaboration Agreement with Affibody AB, a Swedish company, and licensed worldwide development, manufacturing and commercialization rights to a therapeutic candidate, izokibep, for use in the treatment of inflammatory and autoimmune disorders, excluding rights in certain Asian and Nordic countries. See Note 7 to the consolidated financial statements entitled “Significant Agreements” in this Annual Report on Form 10-K.
On January 4, 2023, the Company closed the acquisition of ValenzaBio, Inc. (“ValenzaBio”) and issued as consideration 18,885,731 shares of its Class A common stock (“Class A Common Stock”). ValenzaBio was a privately held company developing therapies for autoimmune and inflammatory diseases. The ValenzaBio Acquisition (as defined below) added additional assets to the Company’s portfolio, including lonigutamab and SLRN-517. See Note 3 to the consolidated financial statements entitled “ValenzaBio Acquisition” in this Annual Report on 10-K.
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
Immediately prior to the IPO closing, each share of the Company’s redeemable convertible preferred stock then outstanding was converted into an equivalent number of shares of Class A Common Stock, and thereafter each share of Class A Common Stock then issued and outstanding was reclassified and became one share of the Company’s common stock.
Open Market Sales Agreement
On November 13, 2024, the Company filed a shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on November 22, 2024. This shelf registration statement covered the offering, issuance, and sale by the Company of up to an aggregate of $400.0 million of its common stock, preferred stock, debt securities and warrants.
On November 13, 2024, the Company entered into a sales agreement with a sales agent to provide for the offering, issuance and sale by the Company of up to $150.0 million of its common stock from time to time in “at-the-market”

ACELYRIN, INC. Consolidated Financial Statements

offerings under the Form S-3 (the "ATM Sales Agreement"). During the year ended December 31, 2024, the Company issued 0 shares of common stock under the ATM Sales Agreement. The Form S-3 will expire in November 2027.
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. During the years ended December 31, 2024 and 2023, the Company incurred net losses of $248.2 million and $381.6 million, respectively. The net loss of $248.2 million in the year ended December 31, 2024 includes $37.0 million of other income related to payments in the first quarter of 2024, $45.0 million in stock-based compensation expense, $14.3 million for termination costs, restructuring charges of $11.4 million, and a one-time payment of $31.0 million to Pierre Fabre upon exercise of its buy-out option. The net loss of $381.6 million in the year ended December 31, 2023 includes $123.1 million of expenses related to acquired in-process research and development assets without alternative future use and $10.0 million license fee payment to Pierre Fabre incurred in connection with the ValenzaBio Acquisition. As of December 31, 2024, the Company had an accumulated deficit of $736.9 million. Cash used in operating activities was $303.9 million and $169.7 million for the years ended December 31, 2024 and 2023, respectively.
The Company has historically financed its operations primarily through the sale of shares of its redeemable convertible preferred stock in private placements and the sale of shares of its common stock in its IPO. As of December 31, 2024, the Company had cash, cash equivalents, restricted cash and short-term marketable securities of $448.4 million. The Company does not have any products approved for sale and has not generated any revenue from product sales to date. The Company expects to continue to incur significant and increasing expenses and substantial losses for the foreseeable future as it continues its development of and seeks regulatory approvals for its product candidates and commercializes any approved products, seeks to expand its product pipeline and invests in its organization. The Company’s ability to achieve and sustain profitability will depend on its ability to successfully develop, obtain regulatory approval for and commercialize its product candidates. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does generate revenue, the Company will need to continue to raise additional capital. Management expects that its cash and cash equivalents and short-term marketable securities will be sufficient to fund its current operating plan and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include operations of the Company and its wholly owned subsidiary, WH 2 LLC (the legal successor of ValenzaBio). WH 2 LLC was formed in contemplation of the Acquisition and did not have any operations and any balances from inception to December 31, 2024.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including but not limited to those related to accrued research and development costs, the fair value of common stock and stock-based compensation expense, the fair value of derivative tranche liability, the valuation of deferred tax assets and uncertain income tax positions, restructuring costs and long-lived asset impairment costs. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.
Segment Information
The Company has one reportable and one operating segment: clinical biopharma. The clinical biopharma segment researches and develops treatments of diseases with pathology related to excess activation of the immune system. The

ACELYRIN, INC. Consolidated Financial Statements

clinical biopharma segment does not have any products approved for sale and has not generated any revenue from product sales. The Company manages business activities on a consolidated basis.
The accounting policies of the clinical biopharma segment are the same as those described in this summary of significant accounting policies. The chief operating decision maker assesses performance for the clinical biopharma segment and decides how to allocate resources based on the Company’s net loss that also is reported on its consolidated statement of comprehensive loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company does not have intra-entity sales or transfers.
The Company’s chief operating decision maker is the chief executive officer. The chief operating decision maker uses net loss in deciding whether to invest the Company’s resources into the clinical biopharma segment or otherwise, such as for external acquisitions. Net loss is used to monitor budgeted versus actual results. The chief operating decision maker reviews significant expenses within the clinical biopharma segment for R&D and G&A external costs including licenses, CRO, CMC, transition services, and professional consulting services, and internal costs including personnel and facilities and overhead.

	Year ended
	December 31, 2024	December 31, 2023
Segment R&D:
Internal	$50,253	$39,304
Clinical	53,936	67,869
CMC	94,701	84,984
Other*	18,774	15,131
Milestone payments	31,000	148,598
Total segment R&D	248,664	355,886
Segment G&A:
Internal	48,022	50,636
External	19,563	15,542
Total segment G&A	67,585	66,178
Interest and other income	68,023	40,423
Segment net loss	$248,226	$381,641
*Other R&D costs include materials and supplies, biometrics, program management, quality, regulatory, safety, clinical development medical affairs and translational science expense.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of each of December 31, 2024 and 2023, the Company’s cash was deposited in a checking and money market account.
Short-Term Marketable Securities
Investments with original maturities of greater than 90 days are classified as available-for-sale marketable securities and consist primarily of U.S. Treasury obligations, corporate debt obligations and federal agency obligations. As the Company’s entire investment portfolio is considered available for use in current operations, the Company classifies all investments as available-for-sale and as current assets, even though the stated maturity may be more than one year from the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, which is a separate component of stockholders’ equity (deficit) in the consolidated balance sheet.
Interest income includes interest, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of investments, if any.

ACELYRIN, INC. Consolidated Financial Statements

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
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short-term maturities. Financial instruments, such as money market funds, short-term marketable securities and derivative tranche liability are measured at fair value at each reporting date. See Note 4 to the consolidated financial statements entitled “Fair Value Measurements” in this Annual Report on 10-K.
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
Concentration of Credit Risk
Cash, cash equivalents, restricted cash and short-term marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. As of December 31, 2024 and 2023, cash consists of cash deposited with one financial institution and account balances exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of this institution.
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

ACELYRIN, INC. Consolidated Financial Statements

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
Long-lived Assets Impairment Assessment
Long-lived assets, including operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the year ended December 31, 2024, the Company performed an evaluation of the impact of the Restructuring Plan on the carrying value of its long-lived assets and concluded that there was no impairment charge to be recognized on the long-lived assets.
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

ACELYRIN, INC. Consolidated Financial Statements

Redeemable Convertible Preferred Stock
The Company records shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of permanent equity because while it is not mandatory, redemption is contingent upon the occurrence of certain events considered not solely within the Company’s control. The Company has not adjusted the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because a deemed liquidation event obligating the Company to pay the liquidation preferences to holders of shares of redeemable convertible preferred stock is not probable of occurring. Subsequent adjustments to the carrying values to the liquidation preferences will be made only when it becomes probable that such a deemed liquidation event will occur. Following the Company's IPO that was closed on May 9, 2023, all redeemable convertible preferred stock shares were converted to the Company's common stock shares.
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

ACELYRIN, INC. Consolidated Financial Statements

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
In evaluating the ability to recover deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2024 and 2023, the Company had recorded a full valuation allowance on deferred tax assets.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company’s other comprehensive loss is comprised solely of unrealized gains (losses) on available-for-sale marketable securities. The Company has not recorded any reclassifications from other comprehensive loss to net loss during the period presented.
Leases
The Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” accounting standard as of January 1, 2022. The contractual arrangements that meet the definition of a lease are classified as operating or finance leases and are recorded on the balance sheets as both a right-of-use asset (“ROU asset”) and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate (“IBR”). Lease ROU assets and lease obligations are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The Company currently does not have any finance leases.
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
Recent Adopted and Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires all public entities to disclose additional disaggregated information about their reportable segments’ significant expenses and other segment items as well as incremental qualitative disclosures on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements. The Company adopted this ASU in the year ended December 31, 2024. The adoption of the standard did not have a material impact on the Company's consolidated financial statements and disclosures.
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer

ACELYRIN, INC. Consolidated Financial Statements

qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.
3. ValenzaBio Acquisition
On December 20, 2022, the Company entered into the Agreement and the Plan of Merger and Reorganization (the “ValenzaBio Merger Agreement”) to acquire ValenzaBio. In connection with the planned ValenzaBio Acquisition, the Company formed two wholly owned subsidiaries, WH1, Inc. and WH2 LLC in November 2022. Through the two-step merger and restructuring, WH1 Inc. was merged with and into ValenzaBio with WH1 Inc. ceasing to exist, and ValenzaBio was then merged with and into WH2 LLC, with WH2 LLC continuing as the legal successor to ValenzaBio. (the “ValenzaBio Acquisition”). The ValenzaBio Acquisition closed on January 4, 2023 (the “ValenzaBio Closing Date”).
The Company concluded that the ValenzaBio Acquisition is an asset acquisition as substantially all of the fair value of the gross assets acquired, excluding cash, was concentrated in a single asset, lonigutamab, and the Company did not acquire a workforce or any substantive process capable of significantly contributing to the ability to create outputs.
As consideration, the Company issued 18,885,731 shares of its Class A Common Stock to ValenzaBio stockholders, of which 2,013,673 were being held by Seller LLC for any post-acquisition costs and general indemnities for 12 months from the ValenzaBio Closing Date ("ValenzaBio Holdback Release Date"), and paid $7,663 in cash to one non-accredited investor. The Company also incurred $1.2 million of acquisition-related costs that were included in the total consideration and capitalized to assets acquired.
The Company assumed options of certain ValenzaBio option holders who entered into consulting agreements with the Company, which became options for the purchase of an aggregate of 1,249,811 shares of the Company’s Class A Common Stock upon the closing of the ValenzaBio Acquisition on the ValenzaBio Closing Date. The assumed options vested in full on March 31, 2023. Each assumed option is exercisable until the earlier of (i) 12 months following the termination of the option holder’s continuous service with the Company, or (ii) the original expiration date of such assumed option.
Outstanding ValenzaBio shares were exchanged into shares of the Company's Class A Common Stock and the options described above were assumed at an exchange ratio of 0.8027010-for-one.
The following table represents the total purchase consideration for the ValenzaBio Acquisition (in thousands):

Issued Class A Common Stock (1)	$128,735
Transaction costs (2)	1,271
Cash (3)	8
Total	$130,014
(1)Shares were issued for consideration at $6.86 per share, including 2,013,673 shares that were being held by Seller LLC until the ValenzaBio Holdback Release Date. The Company used a third party valuation specialist to assist management in determining the fair value of the shares of Class A Common Stock at the Closing Date.
(2)Legal and advisory transaction costs of $1.3 million incurred by the Company in connection with the ValenzaBio Acquisition, including $0.1 million payable in cash to Seller LLC for the expense fund.
(3)Cash payment of $7,663 to one non-accredited investor for settlement of vested ValenzaBio options.

ACELYRIN, INC. Consolidated Financial Statements

The following is the allocation of the purchase consideration to the acquired assets and liabilities (in thousands):

Cash	$11,369
Prepaid expenses and other current assets	2,074
In-process research and development assets	123,057
Accounts payable	(1,628)
Accrued research and development expenses	(4,805)
Accrued compensation and other current liabilities	(53)
Total net asset acquired	$130,014

In-process research and development (“IPR&D") assets were related to acquired product candidates: lonigutamab in clinical trials and SLRN-517 in preclinical development. The fair value of in-process research and development assets was based on the present value of future discounted cash flows, which was based on significant estimates. These estimates included the number of potential patients and market prices of future product candidates, costs required to conduct clinical trials, future milestones and royalties payable under acquired license agreements, costs to receive regulatory approval and potentially commercialize product candidates, as well as estimates for probability of success and the discount rate. The estimated fair values of the lonigutamab and SLRN-517 assets were $114.8 million and $8.2 million, respectively, as of January 4, 2023. The Company concluded that acquired assets do not have an alternative future use and recognized the full amount of $123.1 million as research and development expenses in the consolidated statement of operations and comprehensive loss in January 2023.
There are a number of additional obligations under the ValenzaBio Merger Agreement that are separate from the assets and liabilities acquired, including the following:
Assumed options. The assumed options, discussed above, did not have substantive service requirement, and were accounted as a separate transaction from the ValenzaBio Acquisition. The fair values of assumed options of $3.1 million and $1.8 million was expensed as research and development and general and administrative expenses, respectively, in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.
Settled equity awards. In accordance with the severance obligations of ValenzaBio and per the terms of the Merger Agreement, certain unvested options and restricted stock awards of former ValenzaBio employees, who did not enter into consulting agreements with the Company, were accelerated and net exercised upon the closing of the ValenzaBio Acquisition and termination of employment of such ValenzaBio employees. The fair value of unvested equity awards of $0.9 million was expensed as general and administrative expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. Payments in cash to one non-accredited investor for settlement of unvested ValenzaBio options and one former ValenzaBio employee to whom options were promised but not granted at the Closing Date of $8,387 and $30,000, respectively, were expensed as general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.
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
As of December 31, 2024, no ValenzaBio severance plan payments obligations were outstanding to ValenzaBio employees. As of December 31, 2023, severance payments obligations to ValenzaBio employees in the amount of $0.3 million were included in the consolidated balance sheet. The accretion of severance payments obligations of $0.1 million were included in each of research and development and general and administrative expenses, respectively, in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.

ACELYRIN, INC. Consolidated Financial Statements

Amendments to Pierre Fabre Agreement. The Company, ValenzaBio and Pierre Fabre Medicament SAS (“Pierre Fabre”) entered into an amendment to the license and commercialization agreement, which became effective on the Closing Date. The Company paid a $10.0 million non-refundable license fee to Pierre Fabre.
See Note 7 to the consolidated financial statements entitled “Significant Agreements” in this Annual Report on Form 10-K.for additional details.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$49,171	$49,171	$—	$—
U.S. Treasury obligations ($794 included in cash and cash equivalents)	218,637	—	218,637	—
Corporate debt obligations ($0 included in cash and cash equivalents)	133,005	—	133,005	—
Federal agency obligations ($0 included in cash and cash equivalents)	23,142	—	23,142	—
Total fair value of assets	$423,955	$49,171	$374,784	$—

ACELYRIN, INC. Consolidated Financial Statements

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$23,205	$23,205	$—	$—
U.S. Treasury obligations ($146,497 included in cash and cash equivalents)	525,353	—	525,353	—
Corporate debt obligations ($23,313 included in cash and cash equivalents)	135,284	—	135,284	—
Federal agency obligations ($15,344 included in cash and cash equivalents)	27,746	—	27,746	—
Total fair value of assets	$711,588	$23,205	$688,383	$—

Classified as:	December 31, 2024	December 31, 2023
Cash and cash equivalents	$49,965	$208,359
Short-term marketable securities	373,990	503,229
Total cash equivalents and marketable securities	$423,955	$711,588

The following table sets forth the changes in the fair value of Level 3 liabilities (in thousands):

Derivative Tranche Liability	2024	2023
Balance as of January 1st	$—	$10,291
Fair value of derivative tranche liability upon issuance	—	—
Change in fair value	—	(10,291)
Balance as of December 31st	$—	$—
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

5. Cash, Cash Equivalents, Restricted Cash and Available-For-Sale Marketable Securities
Cash, cash equivalents and restricted cash
The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s consolidated statement of cash flows:

Classified as:	December 31, 2024	December 31, 2023
Cash and cash equivalents	$73,890	$218,097
Restricted cash	544	—
Total cash, cash equivalents and restricted cash	$74,434	$218,097

ACELYRIN, INC. Consolidated Financial Statements

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
Available-for-sale securities marketable securities
The following tables summarize the estimated fair value of the Company’s available-for-sale marketable securities as of December 31, 2024 and 2023 (in thousands):

As of December 31, 2024	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Estimated Fair Value
Money market funds (included in cash and cash equivalents)	$49,171	$—	$—	$49,171
U.S. Treasury obligations ($794 included in cash and cash equivalents)	218,581	100	(44)	218,637
Corporate debt obligations ($0 included in cash and cash equivalents)	133,108	27	(130)	133,005
Federal agency obligations ($0 included in cash and cash equivalents)	23,101	41	—	23,142
Total available for sale marketable securities	$423,961	$168	$(174)	$423,955

As of December 31, 2023	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Estimated Fair Value
Money market funds (included in cash and cash equivalents)	$23,205	$—	$—	$23,205
U.S. Treasury obligations ($146,497 included in cash and cash equivalents)	525,198	156	(1)	525,353
Corporate debt obligations ($23,313 included in cash and cash equivalents)	135,288	36	(40)	135,284
Federal agency obligations ($15,344 included in cash and cash equivalents)	27,735	12	(1)	27,746
Total available for sale marketable securities	$711,426	$204	$(42)	$711,588
As of December 31, 2024 and 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the years ended December 31, 2024 and 2023 the Company did not recognize any impairment losses on its investments.
The Company presents accrued interest and dividends receivable related to the available-for-sale marketable securities in prepaid expenses and other current assets, separate from short-term investments in the consolidated balance sheet. As of December 31, 2024 and 2023, accrued interest receivable was $2.1 million and $0.8 million, respectively. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. The Company has not written off any accrued interest receivables for the years ended December 31, 2024 and 2023.
As of December 31, 2024, all available-for-sale marketable securities mature within one year.

ACELYRIN, INC. Consolidated Financial Statements

6. Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2024	2023
Credit voucher	$24,265	$—
Value-Added Tax (VAT) receivable	3,869	3,985
Interest receivable	2,096	764
Prepaid other services	1,113	667
Prepaid insurance and other current assets	883	1,712
Prepaid research and development expenses	881	8,184
	$33,107	$15,312
Prepaid expenses and other assets, non-current
Other non-current assets consist of the following (in thousands):

	As of December 31,
	2024	2023
Prepaid research and development expenses, non-current	$610	$2,644
Deferred financing costs	579	—
Security deposits	34	34
	$1,223	$2,678
Property, plant and equipment, net
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Construction in progress	$—	$1,460
Computer and other equipment	1,121	407
Furniture and fixtures	658	306
Leasehold improvements	334	121
Total property, plant and equipment, gross	2,113	2,294
Less: accumulated depreciation and amortization	(478)	(115)
Property, plant and equipment, net	$1,635	$2,179

ACELYRIN, INC. Consolidated Financial Statements

Accrued research and development expenses
Accrued research and development expenses are comprised of the following (in thousands):

	As of December 31,
	2024	2023
Accrued clinical expenses	$9,471	$13,204
Accrued clinical manufacturing expenses	1,571	22,232
	$11,042	$35,436
Accrued compensation and other current liabilities
Accrued compensation and other current liabilities are comprised of the following (in thousands):

	As of December 31,
	2024	2023
Accrued compensation	$7,308	$5,417
Other accrued expenses and current liabilities	1,268	317
Accrued professional services fees	721	1,099
	$9,297	$6,833

7. Significant Agreements
License and Commercialization Agreement with Pierre Fabre
Upon the closing of the ValenzaBio Acquisition, the Company became the successor to ValenzaBio’s rights under the March 25, 2021 license and commercialization agreement between ValenzaBio and Pierre Fabre, as amended (the “Pierre Fabre Agreement”). The Company received certain exclusive worldwide licenses with the right to sublicense certain patents, know-how and other intellectual property to develop, manufacture, use and commercialize lonigutamab for non-oncology therapeutic indications. The license from Pierre Fabre extends to any product containing lonigutamab (excluding any fragments or derivatives) as its sole active ingredient (each, a “PF Licensed Product”). The Pierre Fabre Agreement prohibits the Company from using the licensed intellectual property in any antibody drug conjugate, multi-specific antibodies or any other derivatives of lonigutamab.
In the event that the Company decides to sublicense the rights to develop or commercialize a PF Licensed Product in any territory outside of the United States and Canada, Pierre Fabre retains the right of first negotiation to acquire such development and commercialization rights in one or more countries in such territory. Subject to the validation of certain clinical trial criteria by a joint steering committee, Pierre Fabre has the option to reclaim all exclusive rights to develop, commercialize and exploit the PF Licensed Product in such territories and to obtain an exclusive sublicensable license in such territories for any improvements and trademarks to such PF Licensed Product, and to exploit such PF Licensed Product for non-oncology therapeutic indications, subject to certain payment obligations. The option period commenced in October 2024.
In October 2024, Pierre Fabre exercised its option under the Pierre Fabre Agreement, requiring the Company to buy out its right to the option for a one-time payment of $31.0 million. The Company recognized the option exercise expense in the consolidated statement of operations and comprehensive loss in the period ended December 31, 2024.
As consideration for the amendment to the Pierre Fabre Agreement, which became effective upon the closing of the ValenzaBio Acquisition (See Note 3 to the consolidated financial statements entitled “ValenzaBio Acquisition” in this Annual Report on 10-K.), the Company paid Pierre Fabre an aggregate license payment of $10.0 million. The Company is also obligated to (i) make payments of up to $100.5 million upon the achievement of various development and regulatory milestones, (ii) make milestone payments of up to $390.0 million upon the achievement of certain commercial milestones, and (iii) pay tiered royalties in the high single-digit to low-teen percentages to Pierre Fabre on worldwide net sales in a given calendar year. Royalties will be payable for each PF Licensed Product in a given country during a period commencing upon the first commercial sale of such PF Licensed Product in such country and continuing until the latest of

ACELYRIN, INC. Consolidated Financial Statements

(a) 10 years after such first commercial sale, (b) expiration of last-to-expire valid claim in a licensed patent in such country and (c) expiration of regulatory exclusivity for such PF Licensed Product in such country. In the event the Company enters into a sublicense with a third party, the Company must also share with Pierre Fabre a percentage of any revenues from option fees, upfront payments, license maintenance fees, milestone payments or the like generated from the sublicense. Such percentage may be between the high single-digits to the low thirties based on which stage of development of a PF Licensed Product the sublicense relates to.
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
As of December 31, 2024 and 2023, no milestones were probable and accrued in the consolidated balance sheet.
License and Collaboration Agreement with Affibody
On August 9, 2021, the Company entered into a license agreement with Affibody AB (“Affibody”) (the “Affibody Agreement”) under which Affibody granted the Company exclusive, sublicensable licenses to develop, commercialize and manufacture products containing izokibep for all human therapeutic uses on a worldwide basis, subject to a pre-existing agreement with Inmagene Biopharmaceuticals (“Inmagene”) with respect to certain Asian and Nordic countries.
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
In the event the U.S. Food and Drug Administration ("FDA") grants the Company (or its affiliates or sublicensees) a priority review voucher for a licensed product, the Company will pay Affibody either: (a) if the Company sells or transfer such priority review voucher to a third-party, approximately one third of the proceeds received from the sale, net of taxes, or (b) if the Company uses the priority review voucher for an indication or product outside the scope of the Affibody Agreement, approximately one third of the fair market value of the priority review voucher as determined in accordance with the Affibody Agreement.
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

ACELYRIN, INC. Consolidated Financial Statements

On January 31, 2025, the Company delivered a Notice of Termination to Affibody terminating the Affibody Agreement, which will become effective 90 days following delivery of the Notice in accordance with the terms of the Affibody Agreement. Following termination of the Affibody Agreement, the Company will no longer have any material financial or other obligations under the Affibody Agreement.
No royalties or additional milestones were accrued as December 31, 2024 and 2023 because none were probable and estimable.
8. Commitments and Contingent Liabilities
License Agreements
The Company is required to pay certain milestones upon the achievement of specific development and regulatory events, upon products commercialization and products’ royalties under its license agreements, including its agreements with Affibody, Pierre Fabre, Novelty Nobility and other non-exclusive license agreements. None of the milestones, other than the $15.0 million Affibody milestone in November 2023, as disclosed in Note 7 to the consolidated financial statements entitled “Significant Agreements” in this Annual Report on Form 10-K, were achieved or probable, all products were in development, as such, no milestones or royalties were accrued in the consolidated balance sheets as of December 31, 2024 and 2023.
Research and Development Agreements
The Company enters into various agreements in the ordinary course of business, such as those with suppliers, contract research organizations, contract manufacturing organizations, and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $21.5 million and $142.3 million as of December 31, 2024 and 2023, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of our engagements.
In July 2024, the Company and a vendor entered into an agreement to terminate a supply agreement. The Company incurred and recognized $14.3 million for the termination costs in the year ended December 31, 2024. These contract termination costs were included in research and development in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.
In October 2024, the Company and a vendor entered into an agreement to cancel certain services under a manufacturing agreement. See Note 15 to the consolidated financial statements entitled "Restructuring" included in this Annual Report on Form 10-K.
No other amounts related to termination and cancellation charges were accrued in the consolidated balance sheets as of December 31, 2024 and 2023, as the Company has not determined cancellation to be probable. Non-cancelable purchase obligations for services to be performed or product to be manufactured, as of December 31, 2024 amount to:

2025	19,727
2026	1,349
2027	206
2028 and thereafter	195
Total	$21,477
The credit voucher may be used to settle invoices for services and raw materials for up to $21.1 million committed as part of the non-cancelable purchase obligations. See Note 15 to the consolidated financial statements entitled “Restructuring” in this Annual Report on 10-K.
Lease
In January 2023, the Company entered into a lease agreement to rent approximately 10,012 square feet of office space in southern California. The term of the lease is 65 months with an option to extend it for an additional three years. Monthly rent payments are approximately $30,500, subject to an annual 3.0% increase and six months rental abatement

ACELYRIN, INC. Consolidated Financial Statements

during the first year. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In connection with the lease agreement, the Company made a security deposit of $34,000 that is included in prepaid expenses and other assets, non-current in the consolidated balance sheet as of December 31, 2024. As of the lease commencement date the Company recorded $1.3 million as right-of-use (“ROU”) asset and operating lease liability, non-current, in the consolidated balance sheet.
In July 2023, the Company entered into a lease agreement to rent approximately 22,365 square feet of office space in South San Francisco. The term of the lease is 60 months with an option to extend it for an additional five years. Monthly base rent payments are approximately $150,000, subject to an annual 3.5% increase and a share of building operating expenses. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In connection with the lease agreement, the Company made a security deposit in the form of a letter of credit of $0.2 million that is classified as non-current in the consolidated balance sheet as of December 31, 2024. As of the lease commencement date, the Company recorded $6.1 million as the ROU asset, $0.2 million as the operating lease liability, current, and $5.7 million as the operating lease liability, non-current, in the consolidated balance sheet.
Fixed operating lease costs were $1.3 million and $0.3 million and for the year ended December 31, 2024 and 2023, respectively. Variable lease costs were $0.3 million and $— million and for the year ended December 31, 2024 and 2023, respectively. Short term lease costs were $0.2 million and $0.1 million for the year ended December 31, 2024 and 2023, respectively. Operating lease costs were recorded in general and administrative expenses and research and development expenses in the consolidated statements of operations and comprehensive loss.
The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of December 31, 2024 (in thousands):

2025	2,200
2026	2,275
2027	2,352
2028	2,291
2029	1,548
Total future lease payments	10,666
Less imputed interest	(3,362)
Total operating lease liability balance	7,304
Less current portion of lease liability (included in accrued compensation and other current liabilities)	(1,034)
Operating lease liability, non-current	$6,270

The weighted-average remaining lease term was 4.6 years and the weighted-average discount rate was 18%.
Cash paid for amounts included in the measurement of lease liabilities was $0.8 million and less than $0.1 million December 31, 2024 and 2023, respectively.
Legal Contingencies
On November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California. On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024 (Boukadoum v. Acelyrin, Inc. et al., No. 2:23-cv-09672-FMO-MAA), naming us and current and former executive officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act by misleading investors about the Phase 2b trial of izokibep in HS. The original complaint was filed following our announcement of the week 16 results from the Part B portion of such Phase 2b trial. The amended complaint seeks damages and an award of reasonable costs and expenses, including attorneys' fees, expert fees and other costs, as well as such other and further relief as the court may deem just and proper. On May 3, 2024, defendants filed their motion to dismiss the amended complaint, which remains pending.
It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. This lawsuit and any other potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many

ACELYRIN, INC. Consolidated Financial Statements

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
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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
10. Common Stock
On May 9, 2023, immediately prior to the IPO closing, each share of the Company’s Class A Common Stock then issued and outstanding was reclassified and became one share of the Company’s common stock. As of December 31, 2024 and 2023, there were no shares of Class B Common Stock outstanding.

ACELYRIN, INC. Consolidated Financial Statements

As of December 31, 2024 and 2023, the Company’s Common Stock reserved for future issuance was as follows:

	As of December 31,
	2024	2023
Shares available for future grants under Equity Incentive Plan	6,368,075	3,526,392
Outstanding stock options	13,620,039	9,630,623
Performance-based restricted stock units[1]	641,856	2,964,072
Outstanding restricted stock units	1,026,425	2,166,016
Options assumed upon ValenzaBio acquisition	55,311	938,440
ESPP Shares available for future grants	1,675,454	875,836
Total shares reserved for future issuance	23,387,160	20,101,379
1. The performance-based restricted stock units balance is based on the target number of shares.

Founders’ Common Stock
On the IPO closing date, each share of the founders’ Class A common stock issued and outstanding was reclassified and became one share of the Company’s common stock; no vesting or other terms were modified.
In July 2020, the Company issued 2,839,749 shares of its common stock to founders at a price of $0.00002 per share. The issuance price was the estimated fair value of the shares as the shares were issued at inception and no intellectual property was contributed by the founders. The founders had voting rights and rights to receive dividends regardless of the vesting of the shares. Issued shares vested monthly over 48 months, as founders continued providing services to the Company. The Company had the right to repurchase unvested shares at the price paid by the founders if services were terminated. Stock-based compensation expense was minimal for these shares. In December 2022, the Company repurchased 591,613 restricted common shares at the original purchase price that were unvested as of the date of repurchase in connection with one founder’s resignation. As of December 31, 2024 and 2023, zero and 207,060 shares were unvested. During the years ended December 31, 2024 and 2023, 207,060 and 354,972 founders’ shares vested, respectively.
11. Equity Incentive Plan
In April 2023, the Company’s board of directors adopted, and stockholders approved, the 2023 Equity Incentive Plan (the “2023 Plan”) that became effective on May 4, 2023. The Company reserved 12,000,000 new shares of common stock for issuance under the 2023 Plan. In addition, 6,920,846 shares issued and outstanding under the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”), have been added to the 2023 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2023 Plan also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2024 and ending on January 1, 2033, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of stock as determined by the Company’s board of directors. On January 1, 2024, 5,230,473 additional shares of common stock became available for issuance under the 2023 Plan pursuant to the provision. No more than 56,762,538 shares of stock may be issued upon the exercise of incentive stock options under the 2023 Plan. The Company may grant incentive stock options, nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), performance awards and other awards to the Company’s officers, employees, directors and consultants. Options under the 2023 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the common stock on the date of grant and usually vest over four years. The exercise price of an option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under our 2023 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. The 2023 Plan is the successor to and continuation of the 2020 Plan and no additional awards may be granted under the 2020 Plan. All outstanding awards granted under the 2020 Plan will remain subject to the terms of the 2020 Plan. The 2020 Plan provided for the grant of incentive stock options, nonstatutory stock options, RSUs

ACELYRIN, INC. Consolidated Financial Statements

and RSAs to the Company’s officers, employees, directors and consultants. As of December 31, 2024 and 2023, 6,368,075 and 3,526,392 shares, respectively, of the Company’s common stock remained available for issuance under the 2023 Plan.
In April 2023, the Company’s board of directors and stockholders adopted the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 4, 2023. The ESPP authorized issuance of up to 900,000 shares of common stock. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase and offering consecutive periods. The aggregate number of shares reserved for sale under the 2023 ESPP will increase automatically on January 1 for a period of up to 10 calendar years, commencing on January 1, 2024, by the number of shares equal to the lesser of 1% of the Company's total outstanding shares of common stock on the immediately preceding December 31st, and 2,700,000 shares or a lesser number of shares as may be determined by the board of directors. On January 1, 2024, the Company registered 978,658 additional shares of its Common Stock under the ESPP pursuant to the provision. There were 1,675,454 and 875,836 ESPP shares available for future grants as of December 31, 2024 and 2023, respectively.
Stock Options
Stock options issued under the 2020 and 2023 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements.
A summary of option activity under the 2020 Plan and 2023 plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	9,630,623	$10.4619	9.0	$12,007
Options granted	10,903,227	$6.2088
Options exercised	(905,655)	$3.5058
Options expired	(426,397)	$11.2911
Options forfeited	(5,581,759)	$9.6342
Outstanding at December 31, 2024	13,620,039	$7.8329	7.8	$118
Exercisable at December 31, 2024	3,995,497	$9.8197	4.7	$105
Vested and expected to vest at December 31, 2024	13,620,039	$7.8329	7.8	$118
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at December 31, 2024. The fair value of shares vested during the year ended December 31, 2024 was $23.8 million. The weighted-average grant date fair value of options granted and modified in 2024 was $4.5192.
ValenzaBio 2020 Stock Option Plan
On January 4, 2023, in connection with the Acquisition, the Company assumed the ValenzaBio 2020 Stock Option Plan and options to issue 1,249,811 shares of the Company’s Class A Common Stock to ValenzaBio option holders, who entered into consulting agreements with the Company. The weighted-average exercise price of assumed options was $3.6736 per share.
Under the terms of the Merger Agreement, the assumed options vested in full on March 31, 2023. A total of 883,129 options assumed under the ValenzaBio 2020 Stock Option Plan having the weighted-average exercise price of $4.0543 were exercised for the year ended December 31, 2024.

ACELYRIN, INC. Consolidated Financial Statements

The Company recognized the full amount of stock-based compensation expense of $4.9 million, including $3.1 million as research and development expenses and $1.8 million as general administrative expenses, related to assumed options in the consolidated statement of operations for the year ended December 31, 2023.
Restricted Stock Units
A summary of unvested RSU activity is presented in the following table:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	2,166,016	$22.90
Granted	1,750,696	7.08
Vested	(1,055,040)	18.96
Forfeited	(1,835,247)	16.23
Unvested at December 31, 2024	1,026,425	$11.90
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
A summary of PSU activity based on the target number of shares is presented in the following table:

	Number of PSUs	Weighted-Average Grant Date Fair Value*
Outstanding at December 31, 2023	2,964,072	$27.43
Granted	—
Vested	—
Forfeited	(2,322,216)	27.43
Outstanding at December 31, 2024	641,856	$27.43
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

ACELYRIN, INC. Consolidated Financial Statements

2023 Employee Stock Purchase Plan
The Company recognized The Company recorded less than $0.1 million in accrued liabilities as of December 31, 2024. During the year ended December 31, 2024, the Company's employees purchased a total of 179,040 shares under the 2023 ESPP at a total purchase price of $0.6 million.
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
For valuations performed prior to December 31, 2021, the Company utilized an Option Pricing Method (“OPM”) based analysis, primarily the OPM backsolve methodology, to determine the estimated fair value of the common stock. Within the OPM framework, the backsolve method for inferring the total equity value implied by a recent financing transaction involves the construction of an allocation model that takes into account the Company’s capital structure and the rights, preferences and privileges of each class of stock, then assumes reasonable inputs for the other OPM variables (expected time to liquidity, volatility, and risk-free rate). The total equity value is then iterated in the model until the model output value for the equity class sold in a recent financing round equals the price paid in that round. The OPM is generally utilized when specific future liquidity events are difficult to forecast (i.e., the enterprise has many choices and options available), and the enterprise’s value depends on how well it follows an uncharted path through the various possible opportunities and challenges. In determining the estimated fair value of the common stock, the Board also considered the fact that the stockholders could not freely trade the common stock in the public markets. Accordingly, the Company applied discounts to reflect the lack of marketability of its common stock based on the weighted-average expected time to liquidity. The estimated fair value of the common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.
For valuations performed after December 31, 2021 in accordance with the Practice Aid the Company utilized the hybrid method for determining the fair value of our Class A Common Stock based on the Company’s stage of development and other relevant factors. The hybrid method is a probability-weighted expected return method (PWERM), where the equity value in one or more scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of Class A Common Stock based upon an analysis of future values for the company, assuming various outcomes. The Class A Common Stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the Class A Common Stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the Class A Common Stock. A discount for lack of marketability of the Class A Common Stock was then applied to arrive at an indication of value for the Class A Common Stock.
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

ACELYRIN, INC. Consolidated Financial Statements

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
The Company used the following assumptions to estimate fair value of each option at the grant date for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Expected volatility	83.74% - 87.76%	85.17% - 94.74%
Expected dividend yield	0%	0%
Expected term (in years)	5.41 - 6.08 years	5.77 - 6.08 years
Risk-free interest rate	3.59% - 4.52%	3.30% - 4.80%
The following table presents the classification of stock-based compensation expense related to awards granted to employees and non-employees (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expenses	$14,318	$12,652
General and administrative expenses	30,639	34,666
Total stock-based compensation expense	$44,957	$47,318
The stock-based compensation expense for the year ended December 31, 2024 was impacted by the departure of our founder and former CEO in May 2024. The departure resulted in a reversal of $13.5 million of PSU and PSO related expense offset by a $12.7 million net increase in stock-based compensation expense due to the partial accelerated vesting and modification of options and RSUs.
The stock-based compensation expense relates to the following equity-based awards:

	Year Ended December 31,
	2024	2023
Restricted stock units	$15,729	$11,726
Performance-based restricted stock units	(879)	12,109
Stock options	29,818	23,281
ESPP	289	202
Total stock-based compensation expense	$44,957	$47,318
As of December 31, 2024 and 2023, there was $45.4 million and $65.5 million, respectively, of unrecognized stock-based compensation expense related to granted stock options, which is expected to be recognized over a weighted-average period of 2.7 years and 3.2 years, respectively. As of December 31, 2024 and 2023, there was $9.0 million and $41.7 million, respectively, of unrecognized stock-based compensation expense related to RSUs which is expected to be

ACELYRIN, INC. Consolidated Financial Statements

recognized over a weighted-average period of 2.2 and 3.3 years, respectively. As of December 31, 2024 and 2023, total compensation cost not yet recognized related to unvested PSUs was $7.9 million and $65.4 million, respectively, which is expected to be recognized over a weighted-average period of 1.4 years and 2.3 years, respectively. As of December 31, 2024, the Company evaluated the clinical development milestone performance conditions and determined certain conditions to be probable of achievement. Total compensation cost not recognized related to unvested PSUs can increase up to $9.8 million depending on the future achievement of PSU performance conditions.
12. Related Party Transactions
During the years ended December 31, 2024 and 2023, the Company did not enter into transactions with related parties outside of the ordinary course of the business.
13. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(248,226)	$(381,641)
Denominator:
Weighted average common shares outstanding	99,357,664	70,647,093
Less: Weighted-average common shares subject to repurchase	(57,382)	(397,513)
Weighted-average common shares outstanding, basic and diluted	99,300,282	70,249,580
Net loss per share attributable to common stockholders, basic and diluted	$(2.50)	$(5.43)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2024	2023
Outstanding options to purchase common stock	13,620,039	9,630,623
Unvested RSUs outstanding	1,026,425	2,166,016
Unvested PSUs expected to vest	113,427	—
Outstanding options to purchase common stock assumed upon the ValenzaBio acquisition	55,311	938,440
Common stock subject to repurchase	—	207,060
ESPP	164,325	87,356
Total	14,979,527	13,029,495
The PSUs included above represent the expected payout at the reporting date under the current performance vesting conditions assessment. See Note 11 to the consolidated financial statements entitled “Equity Incentive Plan” in this Annual Report on 10-K.
14. Other Income
Arrangements with Vendors

ACELYRIN, INC. Consolidated Financial Statements

In March 2024, the Company entered into arrangements with certain vendors where the Company received a payment of $30.0 million and a $5.0 million service credit.
The $30.0 million payment received from these arrangements was recorded as a gain in other income (expense), net in the consolidated statement of operations and comprehensive loss for the period ended December 31, 2024 and included in the cash flows from operating activities in the consolidated statement of cash flows for the same period. The $5.0 million service credit was recorded as a credit within research and development expenses.
Asset Sale
In January 2024, the Company entered into an asset purchase agreement (“Purchase Agreement”) with Tenet Medicines, Inc. (“Tenet”). The Company recorded $7.0 million cash received as other income (expense), net in the consolidated statement of operations and comprehensive loss for the period ended December 31, 2024.
In consideration for the licenses and other rights Tenet received under the Purchase Agreement, the Company is entitled to receive development, regulatory and commercial milestone payments of up to $157.5 million, royalty on worldwide net sales and payments on sublicense income.

15. Restructuring
On August 10, 2024, the Company’s Board of Directors approved a plan to suspend new internal investment in the development of izokibep in hidradenitis suppurativa (“HS”), psoriatic arthritis (“PsA”) and axial spondyloarthritis (“AxSpA”), pursuant to which the Company is focusing its efforts primarily on its lonigutamab clinical program in thyroid eye disease (“TED”) and implemented an associated workforce reduction (the “Restructuring Plan”). As part of the Restructuring Plan, the Company’s workforce was reduced by 40 people, or approximately 1/3 of the Company’s then-existing headcount.
In connection with the workforce reduction, the Company incurred restructuring charges totaling $4.2 million in cash-based expenses related to one-time employee severance payments and benefits, which it recognized for the year ended December 31, 2024. Remaining employee severance payments and benefits of $0.8 million are included in restructuring liabilities in the consolidated balance sheet for the period ended December 31, 2024 and will be paid in 2025.
In the third quarter of 2024, the Company and a vendor entered into an agreement to cancel certain services under a manufacturing agreement related to the suspension of new internal development of izokibep in HS, PsA and AxSpA. All post-cancellation obligations were settled in the fourth quarter of 2024. The Company incurred net restructuring charges of $7.2 million consisting of $42.9 million of expense in connection with such cancellation of services netted against $35.7 million credit voucher received as part of the agreement to cancel services upon payment of the amounts due to the manufacturer, and recognized those costs (calculated using the average applicable exchange rate in the period ended December 31, 2024. The current balance of the credit voucher was $24.3 million as of December 31, 2024.
For the period ended December 31, 2024, the Company recognized total restructuring charges of $11.4 million. Restructuring costs were included in restructuring in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.
The following table summarizes the change in the Company’s restructuring liabilities for the year ended December 31, 2024 (in thousands):

	Severance and other employee-related benefits	Service cancellation costs	Total
Balance at December 31, 2023	—	—	—
Restructuring charges	4,171	42,896	47,067
Cash payments	(3,342)	(41,203)	(44,545)
Revaluation	—	(1,693)	(1,693)
Balance at December 31, 2024	829	—	829

ACELYRIN, INC. Consolidated Financial Statements

16. Income Taxes
No provision for income taxes was recorded for the year ended December 31, 2024 and 2023, as the Company operated with taxable losses. The Company has incurred net operating losses only in the United States since its inception.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2024	2023
Income tax computed at federal statutory rate	21.00%	21.00%
State taxes	0.42	0.07
Other permanent differences	(2.79)	(1.03)
Research credits	1.15	1.12
Change in valuation allowance	(19.78)	(14.38)
IPR&D	—	(6.78)
Effective income tax rate	—%	—%
Significant components of the deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carry forwards	$33,773	$19,640
Capitalized R&E expenditures	76,874	52,911
Intangibles	19,840	14,439
Research credits	10,426	6,898
Lease liability	1,541	298
Other	6,791	4,782
Total deferred tax assets	149,245	98,968
Less: Valuation allowance	(147,820)	(98,716)
Net deferred tax assets	$1,425	$252

Right-of-use asset (ROU)	$(1,425)	$(252)
Net deferred tax liability	$(1,425)	$(252)
Total net deferred tax assets	$—	$—
Beginning January 1, 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses.
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. The Company believes that, based on a number of factors such as the history of operating losses, it is more likely than not that the deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. The valuation allowance increased by $49.1 million and $75.0 million for the years ended December 31, 2024 and 2023, respectively, primarily due to changes in capitalized R&D expenditures, net operating loss carry forwards, research and development credits, and capitalization of certain intangibles.

ACELYRIN, INC. Consolidated Financial Statements

The following table sets forth the Company’s federal and state net operating loss carryforwards and tax credits as of December 31, 2024 (dollars in thousands):

	Amount	Begin to Expire
Net operating losses, federal	$159,654	Do Not Expire
Net operating losses, state	$5,820	2041
Tax credits, federal	$12,343	2041
Tax credits, state	$1,973	Do Not Expire
Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the annual limitation may result in the expiration of net operating losses and credits before utilization. The Company completed a Section 382 analysis through December 31, 2023, the most recent year the Company experienced an ownership change. The Company's net operating losses and credits were substantially free of limitations as of December 31, 2023.
Uncertain Tax Positions
A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the year ended December 31, 2024 and 2023 are as follows (in thousands)

	Year Ended December 31,
	2024	2023
Beginning balance	$2,348	$516
Increase in tax positions in the current period	1,658	1,600
Reductions for tax positions of prior years	(436)	—
Additions for tax positions of prior years	—	233
Ending balance	$3,570	$2,348
The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. The Company determined that no accrual for interest and penalties related to unrecognized tax benefits was required as of December 31, 2024 and 2023. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
The Company is subject to examination by the U.S. federal and state tax authorities from inception to December 31, 2024. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.
17. Subsequent Events
Merger Agreement
On February 6, 2025, the Company, Alumis Inc., a Delaware corporation (“Alumis”), and Arrow Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Alumis (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the

ACELYRIN, INC. Consolidated Financial Statements

conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as a wholly owned subsidiary of Alumis and the surviving corporation of the merger.
Sublease
In February 2025, the Company, as a sublessor, entered into a sublease agreement to sublease its former offices located at 651 Gateway Blvd., 6th Floor, South San Francisco, California to a third-party subtenant through October 31, 2027 (the remaining duration of the lease). The average annual rent of the sublease is approximately $1.0 million.
Limited-Duration Stockholder Rights Plan
On March 13, 2025, the Company's Board of Directors approved the adoption of a limited-duration stockholder rights plan (the “Rights Plan”) pursuant to a Rights Agreement with Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”). Pursuant to the Rights Plan, the Company will issue one right (a "Right") for each issued and outstanding share of the Company’s common stock as of the close of business on March 24, 2025. The rights will become exercisable only if a person or a group of affiliated or associated persons has become an “Acquiring Person,” which is defined in the Rights Agreement as a person or group of affiliated or associated persons who, at any time after March 13, 2025, acquires or obtains the right to acquire beneficial ownership of 10% or more of the Company’s outstanding common stock (20% in the case of a person who reports their beneficial ownership on Schedule 13G) (the “Triggering Percentage”). In that case, each holder of a right (other than the Acquiring Person, whose rights will become void and will not be exercisable) will be entitled to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a price of $16. Under the Rights Plan, any person who currently owns more than the applicable Triggering Percentage may continue to own its shares of common stock but may not acquire any additional shares without triggering the Rights Plan. In addition, the Rights Plan has customary flip-over and exchange features. The Rights Plan became effective on March 13, 2025 and will expire on March 12, 2026 unless earlier redeemed by the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on her evaluation, the Chief Executive Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process established under the supervision of and with the participation of our management, including our Chief Executive Officer. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, with the participation and under the supervision of our Chief Executive Officer, evaluated our internal control over financial reporting as of December 31, 2024, the end of our fiscal year, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Appointment of Principal Accounting Officer

We are reporting the following information in this Item 9B in lieu of filing such information on a Current Report on Form 8-K under Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers.”
Effective March 19, 2025, the Company’s Chief Executive Officer and interim principal financial officer, Mina Kim, has, in addition to her current responsibilities, assumed the role of principal accounting officer. Ms. Kim will not receive any additional compensation related to this appointment. For biographical information with respect to Ms. Kim, see “Item 10. Directors, Executive Officers and Corporate Governance—Board Composition.”
As previously disclosed, Ms. Kim has no familial relationships with any executive officer or director of the Company. There have been no transactions in which the Company has participated and in which Ms. Kim had a direct or indirect material interest that would be required to be disclosed under Item 404(a) of Regulation S-K.
Rule 10b5-1 Trading Plans
On August 20, 2024, Shao-Lee Lin, M.D., Ph.D., the Company’s Founder and then Chief Executive Officer and Director, terminated a prearranged trading plan she had previously adopted with respect to the sale of up to 100,000 shares of common stock and 100% of the net shares of common stock received after RSUs sold to cover taxes vesting January 1, 2024 to February 17, 2025 owned by Dr. Lin (the "Lin Plan”). The Lin Plan was adopted on August 14, 2023 and, prior to its termination by Dr. Lin, was to expire by its terms on March 1, 2025, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Lin Plan or the occurrence of certain events set forth therein. As of the date of termination of the Lin Plan, Dr. Lin had not sold any shares of common stock under its terms. The Lin Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy (the "Insider Trading Policy") and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On September 18, 2024, Ron Oyston, the Company’s then Chief People Officer, terminated a prearranged trading plan he had previously adopted with respect to the sale of up to 15,200 shares of common stock owned by Mr. Oyston (the “Oyston Plan”). The Oyston Plan was adopted on November 13, 2023 and, prior to its termination by Mr. Oyston, was to expire by its terms on November 1, 2024, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Oyston Plan or the occurrence of certain events set forth therein. As of the date of termination of the Oyston Plan, Mr. Oyston had not sold any shares of common stock under its terms. The Oyston Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On October 3, 2024, Sanam Pangali, the Company’s then Chief Legal Officer and Head of People, terminated a prearranged trading plan she had previously adopted with respect to the sale of up to 23,130 shares of common stock owned by Ms. Pangali (the “Pangali Plan”). The Pangali Plan was adopted on August 14, 2023 and, prior to its termination by Ms. Pangali, was to expire by its terms on December 31, 2024, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Pangali Plan or the occurrence of certain events set forth therein. As of the date of termination of the Pangali Plan, Ms. Pangali had not sold any shares of common stock under its terms. The Pangali Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On March 11, 2025, Shephard Mpofu, M.D., MRCP, FRCP, the Company’s Chief Medical Officer, terminated a prearranged trading plan he had previously adopted with respect to the sale of up to 245,687 shares of common stock owned by Dr. Mpofu (the “Mpofu Plan”). The Mpofu Plan was adopted on November 25, 2024 and, prior to its termination by Dr. Mpofu, was to expire by its terms on December 31, 2025, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Mpofu Plan or the occurrence of certain events set forth therein. As of the date of termination of the Mpofu Plan, Dr. Mpofu had not sold any shares of common stock under its terms. The Mpofu Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Board Composition
Director	Class	Age	Position	Director Since

Alan Colowick, M.D., M.P.H.	I	62	Director	October 2021
Patrick Machado, J.D.	I	61	Director	May 2021
Beth Seidenberg, M.D.	I	68	Director	October 2020
Bruce C. Cozadd	II	61	Chair of the Board	March 2022
Dan Becker, M.D., Ph.D.	II	49	Director	September 2022
Dawn Svoronos	II	71	Director	December 2022
Mina Kim	III	51	Chief Executive Officer and Director	May 2024
Henry O. Gosebruch	III	52	Director	March 2023
Lynn Tetrault, J.D.	III	62	Director	December 2023

Alan Colowick, M.D., M.P.H. has served as a member of our Board since November 2021. Dr. Colowick has served as managing director at Matrix Capital Management Company, L.P., an investment management firm, since April 2021. From May 2017 to January 2021, Dr. Colowick served as a Partner at Sofinnova Investment, Inc., a clinical stage life sciences venture capital firm. Prior to that, Dr. Colowick held various positions, including Executive Vice President, at Celgene Corporation, a pharmaceutical company, from February 2010 to April 2017. Dr. Colowick served as the Chief Executive Officer of Gloucester Pharmaceuticals Inc., an early-stage cancer pharmaceutical company, from February 2008 until its acquisition by Celgene Corporation in January 2010. From October 2006 to February 2008, Dr. Colowick served as President, Oncology at Geron Corporation (Nasdaq: GERN), a pharmaceutical company. Earlier in his career, Dr. Colowick served as Chief Medical Officer at Threshold Pharmaceuticals Inc., a biotechnology company, and served in various capacities at Amgen Inc. (Nasdaq: AMGN), a biopharmaceutical company. Dr. Colowick currently serves on the board of directors of ReCode Therapeutics, Inc. since June 2022, Alumis Inc. since January 2022, XyloCor Therapeutics, Inc. since October 2018, InCarda Therapeutics, Inc. since October 2017, Teon Therapeutics, Inc. since February 2021, Solve Therapeutics, Inc. since October 2022 and Anumana, Inc. since April 2022. He previously served as executive chair and chair of the board of directors of Principia Biopharma Inc. (Nasdaq: PRNB, acquired by Sanofi in September 2020) from February 2017 to September 2020, the chairman of the board of directors of VelosBio Inc. from September 2018 to December 2020, a director of AC Immune SA (Nasdaq: ACIU) from March 2021 to June 2023, a director of Personalis, Inc. (Nasdaq: PSNL) from May 2019 to June 2023, a director of Harpoon Therapeutics, Inc. (Nasdaq: HARP) from March 2021 to June 2023 and a director of Human Longevity, Inc. from June 2016 to June 2019. Dr. Colowick holds an M.D. from Stanford University School of Medicine, an M.P.H. from the Harvard School of Public Health, and a B.S. in Molecular Biology from the University of Colorado. We believe that Dr. Colowick’s extensive professional experience, as well as financial understanding of the biotechnology industry, provide him with the qualifications and skills to serve on our Board.
Patrick Machado, J.D. has served as a member of our Board since May 2021. Mr. Machado was a co-founder of Medivation, Inc., a biopharmaceutical company, and served as its chief business officer from December 2009 to April 2014 and as its chief financial officer from December 2004 until his retirement in March 2014. From 1998 to 2001, Mr. Machado worked with ProDuct Health, Inc., a medical device company, as senior vice president, chief financial officer and earlier as general counsel. Upon ProDuct Health Inc.’s acquisition by Cytyc Corporation, a diagnostic and medical device company, he served as a consultant to Cytyc Corporation to assist with transitional matters from 2001 to 2002. Earlier in his career, Mr. Machado worked for Morrison & Foerster LLP, an international law firm, and for the Massachusetts Supreme Judicial Court. Mr. Machado serves as a chair of the board of directors of Adverum Biotechnologies, and as a member of the boards of directors of Alumis Inc., Arcus Biosciences and Xenon Pharmaceuticals, all of which are publicly traded biopharmaceutical companies. Mr. Machado also serves as chair of the board of directors of Prota Therapeutics and as a member of the board of directors of Avenzo Therapeutics, both of which are privately held biopharmaceutical companies. Mr. Machado previously served on the board of directors of publicly traded companies such as Chimerix, Inc.

from June 2014 to June 2024, Turnstone Biologics Inc. from August 2018 to April 2024, Turning Point Therapeutics, Inc. from May 2019 to September 2022, Endocyte, Inc. from February 2018 to December 2018, Axovant Sciences, Inc. from June 2017 to February 2018, SCYNEXIS, Inc. from September 2015 to June 2019, Medivation, Inc. from April 2014 to September 2016; Inotek Pharmaceuticals Corporation (now Rocket Pharmaceuticals, Inc.) from August 2016 to January 2018 and Principia Biopharma Inc. from June 2019 to September 2020; and on the board of directors of privately held companies such as Roivant Sciences, Ltd. from October 2016 to June 2022, and Therachon AG from January 2019 to July 2019. He received a J.D. from Harvard Law School and a B.A. in German and a B.S. in Economics from Santa Clara University. We believe that Mr. Machado’s extensive experience dealing with the operational and financial issues of biopharmaceutical companies provide him with the qualifications and skills to serve on our Board.
Beth Seidenberg, M.D. has served as a member of our Board since October 2020. Dr. Seidenberg is the managing director of Westlake BioPartners, a life science venture capital firm that she founded in September 2018. Dr. Seidenberg is also a General Partner at Kleiner Perkins Caufield & Byers, a venture capital firm, where she has primarily focused on life sciences investing since May 2005. Dr. Seidenberg was previously the Senior Vice President, Global Development and Chief Medical Officer at Amgen, Inc., a biotechnology company, from January 2002 to December 2004. In addition, Dr. Seidenberg was a senior executive in research and development at Bristol Myers Squibb Company, a biopharmaceutical company, from April 2000 to January 2002, and held various roles at Merck & Co. Inc. from June 1989 to March 2000, including as a senior executive in research and development. Dr. Seidenberg has served on the board of directors of publicly traded companies, including Sagimet Biosciences, a biotechnology company, since April 2007, Kyverna Therapeutics, Inc., a biopharmaceutical company since September 2018, and Vera Therapeutics, Inc., a biopharmaceutical company, since June 2016. Dr. Seidenberg formerly served on the board of directors of TESARO, Inc., a publicly traded biopharmaceutical company, from June 2011 to January 2019, RAPT Therapeutics, Inc., from April 2015 to June 2019, ARMO BioScience Inc. from December 2012 to June 2018, Epizyme, Inc. from February 2008 to September 2019, Atara Biotherapeutics, Inc. from August 2012 to June 2023, and Progyny, Inc., a fertility benefit management company, from May 2010 to November 2024. Dr. Seidenberg holds a B.A. from Barnard College and an M.D. from the University of Miami School of Medicine and completed her post-graduate training at Johns Hopkins University, the George Washington University and the National Institutes of Health. We believe that Dr. Seidenberg is qualified to serve on our Board due to her extensive experience in the life sciences industry as a senior executive and venture capitalist, as well as her training as a physician.
Bruce C. Cozadd has served as a member of our Board since March 2022. In January 2023, Mr. Cozadd assumed the role of chair of our Board. Mr. Cozadd co-founded Jazz Pharmaceuticals plc, a public biopharmaceutical company, and has served as Chairperson and Chief Executive Officer of Jazz Pharmaceuticals plc since April 2009 and from October 2019 through March 2020, he served as the interim principal financial officer of Jazz Pharmaceuticals plc. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, most recently as Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation, he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He also serves on the boards of two non-profit organizations, The Nueva School and SFJAZZ. Mr. Cozadd previously served on the boards of directors of Cerus Corporation from 2001 to January 2018 and Threshold Pharmaceuticals, Inc. from 2005 to August 2017. He received a B.S. in molecular biophysics & biochemistry and economics from Yale University and an M.B.A. from the Stanford Graduate School of Business. We believe that Mr. Cozadd’s education and extensive experience in research and development, manufacturing and sales and marketing makes him an appropriate member of our Board.
Dan Becker, M.D., Ph.D. has served as a member of our Board since September 2022. He currently serves as a Managing Director at Access Biotechnology, the biopharmaceutical investing arm of Access Industries, a privately held US-based investment company, since August 2019. Previously, Dr. Becker served as a Principal at New Leaf Venture Partners, a venture capital firm, from January 2015 to May 2019, and a Principal in the Health Care practice at the Boston Consulting Group, from August 2009 to January 2015. Dr. Becker trained clinically in internal medicine and nephrology at Brigham and Women’s Hospital and Massachusetts General Hospital, and was a Research Fellow at Harvard Medical School. Dr. Becker currently serves on the boards of directors of Areteia Therapeutics, Inc., Hemab ApS, Matchpoint Therapeutics, GRO Biosciences, Khanda Therapeutics L.P., and Perfuse Therapeutics. Previously, Dr. Becker served on the boards of directors of public and private companies including Mariana Oncology, from April 2021 to May 2024, Day One Biopharmaceuticals, Inc., from December 2019 to May 2024, DTx Pharma, from February 2021 to July 2023, Principia Biopharma, Inc., from January 2017 to September 2020, and Pandion Therapeutics, Inc., from March 2020 to March 2021. He obtained both his M.D. and Ph.D. (Cellular and Molecular Biology) degrees from the University of Michigan, and received his B.S. in Physiology from the University of Illinois at Urbana-Champaign. We believe that Dr. Becker is qualified to serve on our Board because of his medical training and expertise in early-stage biotech companies.

Dawn Svoronos has served as a member of our Board since December 2022. Ms. Svoronos currently sits on the board of directors of three other publicly-traded biopharmaceutical companies, including Adverum Biotechnologies, Inc. since December 2020, Xenon Pharmaceuticals, Inc. since September 2016, where she is currently the board chair, and Theratechnologies Inc. since May 2013. Since January 2015, she has served as a director of AgNovos Healthcare LLC. Ms. Svoronos previously served as a director of PTC Therapeutics, Inc. from June 2016 to December 2022, Global Blood Therapeutics, Inc. from December 2018 to October 2022, Endocyte, Inc. from May 2018 to December 2018, and Medivation Inc. from April 2013 to September 2016. Ms. Svoronos retired in 2011 from Merck & Co., Inc. following a 23-year career in commercial positions of increasing seniority, most recently as President of Europe and Canada. Her previously held positions with Merck include Vice President of Asia Pacific and Vice President of Global Marketing for the Arthritis, Analgesics and Osteoporosis franchise. Ms. Svoronos received a B.A. in English and French Literature from Carleton University. We believe that Ms. Svoronos is qualified to serve as a director because of her experience in commercialization of pharmaceutical products and her senior management experience in the pharmaceutical industry.
Mina Kim has served as our Chief Executive Officer since May 2024. Prior to her current role, Mina held the position of Chief Legal and Administrative Officer at ACELYRIN from November 2022 to May 2024. From January 2020 to September 2022, she served as Chief Legal Officer and Head of Corporate Development at Zymergen, Inc., a biotechnology company. Previously, she also served as the Senior Vice President of Corporate Strategy and General Counsel of Atara Biotherapeutics, Inc., a pharmaceutical company, from April 2018 to November 2019. From March 2014 to April 2018, Ms. Kim was the General Counsel of Sunrun Inc., a residential solar energy company, and from September 2007 to March 2014, Ms. Kim was Vice President, Legal for BBAM, LLC. Ms. Kim received a J.D. from Harvard Law School and a B.A. in History from Dartmouth College. We believe that Ms. Kim’s education background, operational and leadership experience, and industry knowledge make her an appropriate member of our board of directors.
Henry O. Gosebruch has served as a member of our Board since March 2023. From July 2023 to February 2025, Mr. Gosebruch served as the President, Chief Executive Officer and a member of the board of directors of Neumora Therapeutics, Inc., a publicly traded biopharmaceutical company. Mr. Gosebruch served as executive vice president and chief strategy officer at AbbVie Inc., a global publicly traded biopharmaceutical company, from December 2015 to February 2023. As a member of AbbVie’s Executive Team, he was responsible for corporate strategy, business development and acquisitions, search and evaluation, alliance management, and the company’s corporate strategic venture capital arm, AbbVie Ventures. Prior to joining AbbVie, Mr. Gosebruch spent more than 20 years as a member of J.P. Morgan’s North American M&A Group, most recently as its co-head. Mr. Gosebruch also served on the Audit, Science and Medicine, Compensation and Management Development and Transaction Committees of the Board of Directors of Aptinyx Inc., from May 2019 to May 2023. Mr. Gosebruch currently serves as a member of the Advisory Board for the Life Sciences & Management Program at the University of Pennsylvania. Mr. Gosebruch received a BSE in Finance from the Wharton School at the University of Pennsylvania. We believe Mr. Gosebruch’s experience in the pharmaceutical industry makes him well qualified to serve as a member of our Board.
Lynn Tetrault, J.D. has served as a member of our Board since December 2023. Ms. Tetrault currently serves as the Chair of the board of directors of NeoGenomics, Inc., and has been a member of its board of directors since 2015. Ms. Tetrault has also served as a member of the board of directors of Rhythm Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, since 2020. Previously, Ms. Tetrault served in a variety of executive roles at AstraZeneca PLC from 1993 to 2014 including most recently as Executive Vice President of Human Resources and Corporate Affairs from 2007 to 2014. Ms. Tetrault has a B.A. from Princeton University and a J.D. from the University of Virginia Law School. We believe Ms. Tetrault’s decades of experience in the pharmaceutical industry makes her well qualified to serve as a member of our Board.

Independence of the Board of Directors
As required under The Nasdaq Stock Market ("Nasdaq") listing standards (“Nasdaq Listing Rules”), a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board consults with our counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq Listing Rules, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, our senior management or our independent auditors, and all other facts and circumstances our Board deemed relevant including the beneficial ownership of our common stock, our Board has affirmatively determined that none of our directors, other than Ms. Kim, has any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is “independent” as that term is defined under Nasdaq Listing Rules. Our Board has determined that Ms. Kim is not an independent director by virtue of her service as our Chief Executive Officer. Accordingly, a majority of our directors are independent as required under applicable Nasdaq Listing Rules.
Board Leadership Structure
The Board has an independent chair, Mr. Cozadd, who has authority, among other things, to call and preside over Board meetings, including meetings of the independent directors, to set meeting agendas, and to coordinate the activities of the independent directors. Accordingly, the Board Chair has substantial ability to shape the work of the Board. We believe that separation of the positions of Board Chair and Chief Executive Officer reinforces the independence of the Board in its oversight of our business and affairs. In addition, we believe that having an independent Board Chair creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of us and our stockholders. As a result, we believe that having an independent Board Chair can enhance the effectiveness of the Board as a whole.
Director Commitments
Our Board believes that all members of the Board should have sufficient time and attention to devote to Board duties and to otherwise fulfill the responsibilities required of directors. In assessing whether directors and nominees for director have sufficient time and attention to devote to Board duties, the Nominating and Corporate Governance Committee and our Board consider, among other things, whether directors may be “overboarded,” which refers to the situation where a director serves on an excessive number of boards.
Our Board believes that each of our directors, including each of our director nominees, has demonstrated the ability to devote sufficient time and attention to Board duties and to otherwise fulfill the responsibilities required of directors.
Role of the Board of Directors in Risk Oversight
One of the Board’s key functions is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through the standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for us.
Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment is undertaken and the execution of internal controls. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of our Sarbanes-Oxley Act compliance. Audit Committee responsibilities also include oversight of cybersecurity risk management, and, to that end, the Audit Committee discusses cybersecurity and IT risk management periodically with management as part of standing meeting agendas. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Typically, the entire Board or the applicable committee of the Board, meets periodically, and at least annually, with the employees responsible for risk management in the committee's respective areas of oversight. Both the Board as a whole and the various standing committees receive periodic reports from management as to various risk management topics, as well as incident reports as matters may arise. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board.
Meetings of the Board of Directors
The Board met eleven times during the last fiscal year. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served, held during the portion of the last fiscal year for which he or she was a director or committee member.
As required under applicable Nasdaq listing standards, in fiscal 2024, our independent directors met eight times in regularly scheduled executive sessions at which only independent directors were present.

Information Regarding Committees of the Board of Directors
The Board has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Members serve on these committees until their resignation or until otherwise determined by our Board. Our Board may establish other committees as it deems necessary or appropriate from time to time. For example it has established a Transaction Committee. Copies of the written charters of each standing committee are available in the "Corporate Governance" section of our investor relations website at https://investors.acelyrin.com. The following table provides membership and meeting information for the year ended December 31, 2024 for each of these standing committees:

Name	Audit(1)	Compensation(1)	Nominating and Corporate Governance(1)	Transaction(1)

Bruce C. Cozadd			X	X
Dan Becker, M.D., Ph.D.			X
Alan Colowick, M.D., M.P.H.		X
Henry O. Gosebruch	X			X*
Patrick Machado, J.D.	X*	X
Beth Seidenberg, M.D.				X
Dawn Svoronos	X		X*
Lynn Tetrault, J.D.		X*

Total meetings in fiscal year 2024	Four	Nine	Three	Twelve
*Designates Committee Chairperson
(1)Reflects current committee composition.
Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.
The Board has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to us.
Audit Committee
Our Audit Committee currently consists of Patrick Machado, Henry Gosebruch and Dawn Svoronos, each of whom our Board has determined satisfies the independence requirements under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of our Audit Committee is Mr. Machado. Our Board has determined that each of Messrs. Machado and Gosebruch is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements.
The primary purpose of the Audit Committee is to discharge the responsibilities of our Board with respect to our corporate accounting and financial reporting processes, systems of internal control over financial reporting and financial-statement audits, and to oversee our independent registered accounting firm. Specific responsibilities of our Audit Committee include:
•helping our Board oversee our corporate accounting and financial reporting processes;
•managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•discussing the scope and results of audits with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•overseeing legal, accounting, financial and cybersecurity risk management;
•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviewing and overseeing related person transactions;
•obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes their internal quality control procedures, among other matters; and
•approving, or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.
Typically, the Audit Committee holds regularly scheduled meetings on at least a quarterly basis. The Audit Committee met four times during the fiscal year. The Audit Committee operates under a written charter that is designed to satisfy applicable Nasdaq Listing Rules.
Compensation Committee
Our Compensation Committee currently consists of Lynn Tetrault, Alan Colowick and Patrick Machado. The chair of our Compensation Committee is Ms. Tetrault. Our Board has determined that each member of our Compensation Committee is independent as is defined under Rule 5605(d)(2) of the Nasdaq Listing Rules.
The primary purpose of our Compensation Committee is to discharge the responsibilities of our Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, other members of senior management and our directors. Specific responsibilities of our Compensation Committee include:
•establishing and approving (or recommending our Board approve) our overall compensation philosophy for our executive officers and directors;

•reviewing the compensation of our Chief Executive Officer and recommending such to our Board for approval;
•reviewing and approving the compensation of our executive officers other than our Chief Executive Officer (and other members of senior management in its discretion);
•reviewing and approving the compensation paid to our directors;
•adopting, amending, terminating and administering our incentive compensation plans, including, without limitation, bonus plans and equity-based programs, and such other benefit plans as designated from time to time by the Board;
•reviewing, and recommending to the Board for approval, employment agreements, severance or termination arrangements, change-in-control protections and other compensatory contracts or arrangements, including any material modifications thereto, with the Chief Executive Officer;
•reviewing and approving employment agreements, severance or termination arrangements, change-in-control protections and other compensatory contracts or arrangements, including any material modifications thereto, with our executive officers other than the Chief Executive Officer (and other members of senior management in its discretion);
•adopting, amending, and terminating pension and profit sharing plans, incentive plans, deferred compensation plans and similar programs, including perquisites pertaining to our executive officers; and

•reviewing the plans for succession to the offices of (i) the Chief Executive Officer and (ii) other executive officers, together with the Board and the Chief Executive Officer.
The Compensation Committee met nine times during the 2024 fiscal year. The Compensation Committee operates under a written charter that is designed to satisfy applicable Nasdaq Listing Rules.
Compensation Committee Processes and Procedures
The Compensation Committee holds regularly scheduled meetings several times per year. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with management and our outside compensation consultant. The Compensation Committee meets regularly in executive session. From time to time, various members of management and other employees as well as our outside compensation consultant and other outside advisors or consultants may be invited by the Compensation Committee to present financial, equity, market comparative or other background information or advice, or to otherwise participate in Compensation Committee meetings.
The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding her compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities and personnel. In addition, under the charter, the Compensation Committee has the authority to obtain, at our expense, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Compensation Committee, including our outside compensation consultant. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. The Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent. Meridian Compensation Partners served as our outside compensation consultant through June 30, 2024, after which we engaged Alpine Rewards as our outside compensation consultant.
Historically, the Board or the Compensation Committee has made most of the significant adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year, including for example, in connection with our IPO in 2023. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of her performance is conducted by the Compensation Committee, which determines and then recommends to the Board any adjustments to her compensation as well as awards to be granted. As part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of our outside compensation consultant, including analyses of executive and director compensation paid at other companies identified by our outside compensation consultant.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Dawn Svoronos, Dan Becker and Bruce Cozadd. The chair of our Nominating and Corporate Governance Committee is Ms. Svoronos. Our Board has determined that each member of the Nominating and Corporate Governance Committee is independent as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules.
Specific responsibilities of our Nominating and Corporate Governance Committee include:
•identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our Board;

•considering and making recommendations to our Board regarding the composition and chairmanship of the committees of our Board;
•reviewing and assessing the adequacy of the corporate governance guidelines and, as appropriate, recommending any proposed changes to the Board; and
•overseeing the process for the performance evaluations to be performed by the Board and Board committees.
Typically, the Nominating and Corporate Governance Committee holds regularly scheduled meetings several times per year. The Nominating and Corporate Governance Committee met three times during the 2024 fiscal year. The Nominating and Corporate Governance Committee operates under a written charter that satisfies applicable Nasdaq Listing Rules.
Board Membership Criteria
The Board and the Nominating and Corporate Governance Committee will determine the appropriate characteristics, skills and experience for the Board as a whole and for its individual members. The Board considers recommendations for nominees from the Nominating and Corporate Governance Committee. In considering candidates, the Board and the Nominating and Corporate Governance Committee intend to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to our affairs, demonstrated excellence in his or her field, having the ability to exercise sound business judgment, having a diverse personal background, perspective and experience, and having the commitment to rigorously represent the long-term interests of our stockholders. The Board and the Nominating and Corporate Governance Committee review candidates for director nomination in the context of the current composition of our Board, our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Board and the Nominating and Corporate Governance Committee will consider diversity, age, skills, and such other factors as each deems appropriate given the current needs of us and our Board to maintain a balance of knowledge, experience and capability. With regard to diversity, we are committed to seeking to attain diversity and balance among directors of race, gender, sexual orientation, geography, thought, viewpoints, backgrounds, skills, experience, and expertise. Accordingly, as part of the director search process, the Nominating and Corporate Governance Committee will endeavor to consider qualified candidates, including candidates who self identify their gender as female and candidates from underrepresented communities, in each case who meet the relevant business and search criteria. The Nominating and Corporate Governance Committee assesses the effectiveness of its diversity policy through its periodic evaluation of the composition of the full board of directors.
In the case of incumbent directors whose terms of office are set to expire, the Board and the Nominating and Corporate Governance Committee review such directors’ overall service to us and our business during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence, including share ownership or other factors. In the case of new director candidates, the Board and the Nominating and Corporate Governance Committee also determine whether the nominee must be independent for purposes of satisfying Nasdaq rules and regulations. The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders.
Code of Ethics
We have adopted the ACELYRIN, INC. Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our officers, directors and employees. The Code of Conduct is available in the “Corporate Governance” section of our investor relations website at https://investors.acelyrin.com. If we make any substantive amendments to the Code of Conduct, or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Insider Trading Policies and Procedures
We have adopted an Insider Trading Policy that governs the purchase, sale, and other dispositions of our securities by our directors, officers, employees, and agents (such as consultants and contractors), and by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq. A copy of our Insider Trading Policy is filed as Exhibit 19.1 hereto.

Hedging and Pledging Policy
Our Insider Trading Policy prohibits hedging or similar transactions designed to decrease the risks associated with holding our common stock. In addition, our Insider Trading Policy prohibits trading in derivative securities related to our common stock, which includes publicly traded call and put options, engaging in short selling of our common stock, holding our common stock in a margin account, and pledging our shares as collateral for a loan.
EXECUTIVE OFFICERS
The following table sets forth information regarding our executive officers as of March 19, 2025.

Name	Age	Position(s)
Mina Kim	51	Chief Executive Officer and Director
Shephard Mpofu, M.D., MRCP, FRCP	58	Chief Medical Officer
K. Amar Murugan	50	Chief Legal Officer
Ms. Kim’s biography is included above under the section titled “Board Composition” with the biographies of the other members of the Board. Biographies for our other executive officers are below.
Shephard Mpofu, M.D., MRCP, FRCP has served as our Chief Medical Officer since May 2024. Prior to that he served as our Senior Vice President, Development and Translational Sciences since October 2023. From June 2020 to July 2023, he served as SVP and Chief Medical Officer at Novartis Gene Therapies where he oversaw the strategic plans and clinical development for the company’s gene therapy portfolio, including driving compounds through multinational approvals and life cycle management. From 2006 to 2020, he held several positions of increasing responsibility in the immunology, rheumatology, and dermatology franchise during his tenure at Novartis. He is a Fellow of the Royal College of Physicians UK and a United Kingdom General Medical Council Board-certified rheumatologist. He received his MBChB (Bachelor of Medicine and Bachelor of Surgery degrees) from the Godfrey Huggins School of Medicine at the University of Zimbabwe.
Amar Murugan has served as our Chief Legal Officer since November 2024. Prior to joining the Company, Mr. Murugan served as Executive Vice President, Chief Legal Officer at Atara Biotherapeutics, Inc. (“Atara”), an allogeneic cell therapy company, from March 2023 to November 2024, and as Senior Vice President, General Counsel at Atara from April 2020 to March 2023. Prior to joining Atara, Mr. Murugan held several senior legal leadership positions at Assertio Therapeutics, Inc. (“Assertio”), a specialty pharmaceutical company, including as Vice President, Legal Affairs from February 2013 to February 2016, as Vice President, Legal and Deputy General Counsel from March 2016 to June 2018, and most recently as Senior Vice President and General Counsel from July 2018 to February 2020. Prior to joining Assertio, he was a partner in the law firms of Baker Botts LLP and McDermott Will & Emery LLP, where he represented technology and life sciences companies in connection with public and private financings, mergers and acquisitions and corporate securities matters. Mr. Murugan holds a B.S. from Georgetown University and a J.D. from the University of California, Los Angeles.
Item 11. Executive Compensation
Summary Compensation Table

The following table summarizes the total compensation of our Chief Executive Officer, former Chief Executive Officer terminated during the year ended December 31, 2024, our two other most highly compensated executive officers in the year ended December 31, 2024, and two additional individuals for whom disclosure would have been required but for the fact that such individual was not serving as an executive officer as of December 31, 2024, (the “Named Executive Officers”)

for their services performed in the years ended December 31, 2024 and 2023. This table should be read in conjunction with the Narrative to Summary Compensation Table immediately below.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Modifications under ASC 718 (options/stock awards) ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Mina Kim Chief Executive Officer	2024	581,250		4,752,691		316,800	8,590	5,659,331

	2023	439,659	6,870,663	1,190,335		146,850	6,081	8,653,587

Shao-Lee Lin, M.D., Ph.D. Founder, Chief Executive Officer and Director	2024	230,371		6,537,680	1,486,713	148,190	1,024,597	9,427,551

	2023	593,133	68,931,907	10,821,309	8,033,767	283,594	14,859	88,678,569

Gil Labrucherie Chief Financial Officer & Chief Business Officer	2024	512,500		6,021,882			4,255	6,538,637

	2023	185,764	3,777,851	5,170,163		61,479	2,258	9,197,515

Melanie Gloria Chief Operating Officer	2024	427,083		3,412,344	198,824	192,188	529,911	4,760,349

	2023	490,208	7,569,403	3,246,387		165,000	12,317	11,483,315

Shephard Mpofu Chief Medical Officer	2024	473,296		1,850,022		202,500	3,849	2,529,666

	2023	108,333		915,207		30,695	50,492	1,104,727

(1)The amounts shown reflect the aggregate grant-date fair value of stock awards granted during the indicated year and computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 718 (“ASC Topic 718”), rather than the actual economic value that may be realized by the Named Executive Officer. Assumptions used in the calculation of these amounts are included in Note 11 to our consolidated financial statements. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the Named Executive Officers. For 2024 and 2023, the grant date fair values for the RSUs are based on the closing stock price on the date of grant. For 2023, the grant date fair value for the performance-based restricted stock units (“PSUs”) was calculated in accordance with ASC Topic 718 using a Monte Carlo simulation model since the PSUs are subject to a market condition. Achievement of the performance conditions was not deemed probable as of the grant date.
(2)The amounts shown reflect the aggregate grant-date fair value of option awards granted during the indicated year and computed in accordance with FASB ASC Topic 718, rather than the actual economic value that may be realized by the Named Executive Officer. Assumptions used in the calculation of these amounts are included in Note 11 to our consolidated financial statements. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the Named Executive Officers.
(3)The amounts show reflect the incremental fair value of equity awards modified during the indicated year and computed in accordance with ASC Topic 718.
(4)The amounts disclosed for the year 2024 and 2023 represent performance bonuses earned in 2024 and 2023 and paid in March 2025 and 2024, respectively.
(5)The amounts shown for 2024 represent (i) 401(k) matching contributions of $6,232, $10,969, $1,945 and $12,837 for Ms. Kim, Dr. Lin, Mr. Labrucherie and Ms. Gloria, respectively, (ii) (ii) tax gross-up payments of $2,358, $2,358, $2,310, $4,573 and $3,849 for Ms. Kim, Dr. Lin, Mr. Labrucherie, Ms. Gloria and Dr. Mpofu, respectively, that relate to certain payments for financial and tax planning services for fiscal year 2024, and (iii) termination payments of $1,011,270 and $512,500 for Dr. Lin and Ms. Gloria, respectively.
Narrative to the Summary Compensation Table

In making compensation determinations, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives and our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company.
Historically, prior to our IPO, our Board was responsible for overseeing all aspects of our executive compensation programs. In determining our executive officers’ compensation, our Board has historically typically reviewed and discussed management’s proposed compensation with our Chief Executive Officer for all executives other than our Chief Executive Officer. Based on those discussions and its discretion, our Board then approved the compensation of each executive officer.
Following our IPO, our Compensation Committee, in consultation with our independent compensation consultant, has determined the compensation of our Named Executive Officers (other than our Chief Executive Officer) after considering analysis of our compensation practices against prevailing market practices of identified reference group companies and broader industry trends, analyzing total direct compensation (inclusive of salary, cash bonuses and equity awards) and severance benefits of our executive officers and an assessment of market trends through analysis of available public information in addition to proprietary data provided by our compensation consultants. Our Chief Executive Officer’s compensation is approved by our Board, upon recommendation from the Compensation Committee.
Annual Base Salary
Base salaries for our executive officers are initially established through arm’s-length negotiations at the time of the executive officer’s hiring, taking into account such executive officer’s qualifications, experience, the scope of such executive officer’s responsibilities and competitive market compensation paid by other companies for similar positions within the industry and geography. Base salaries are reviewed periodically and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience, as well as in light of market practices of our reference group companies provided by our compensation consultant.
Annual Performance Bonus Opportunity
We have adopted a Cash Incentive Bonus Plan for our executive officers and other eligible employees under which each participant is eligible to receive cash bonuses based on the achievement of certain performance goals, as determined in the sole discretion of the Compensation Committee of our Board. Each participant’s target award may be a percentage of a participant’s annual base salary as of the beginning or end of a performance period or a fixed dollar amount. Bonus payments to our named executive officers are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
Equity-Based Incentive Awards
Our equity award program is the primary vehicle for offering long-term incentives to our executive officers. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. To date, we have used stock option grants, RSUs, PSUs and restricted stock awards for this purpose because we believe they are an effective means by which to align the long-term interests of our executive officers with those of our shareholders. We believe that our equity awards are an important retention tool for our executive officers, as well as for our other employees. Grants to our executive officers and other employees are made at the discretion of our Board or our Compensation Committee and are not made at any specific time period during a year.

Outstanding Equity Awards at Fiscal Year End
The following table shows for the fiscal year ended December 31, 2024, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

		Option Awards(1)					Stock Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Mina Kim Chief Executive Officer	11/21/2022	188,915	173,804	(4)	$5.88	11/20/2032
	05/04/2023	33,735	51,491	(5)	$18.00	05/03/2033
	01/09/2024		190,114	(6)	$7.68	01/08/2034
	05/26/2024		1,195,856	(7)	$4.13	05/25/2034
	08/16/2023						86,007	(8)	$270,062
	08/16/2023									137,732	(9)	$432,478
Shao-Lee Lin, M.D., Ph.D.	05/04/2023	484,242			$18.00	03/31/2025
	01/09/2024	442,214			$7.68	03/31/2025
Gil Labrucherie Chief Financial Officer & Chief Business Officer"	08/17/2023	84,979	169,960	(10)	$26.94	08/16/2033
	01/09/2024		855,513	(6)	$7.68	01/08/2034
	05/23/2024	60,734	123,308	(11)	$4.22	05/22/2034
	08/31/2024		150,000	(12)	$4.78	08/30/2034
	08/17/2023									137,732	(9)	$432,478
Melanie Gloria	01/20/2022	323,303			$4.04	04/30/2025
	11/21/2022	137,076			$5.88	04/30/2025
	05/04/2023	140,430			$18.00	04/30/2025
	01/09/2024	123,574			$7.68	04/30/2025
Shephard Mpofu Chief Medical Officer	09/29/2023	37,143	81,715	(13)	$10.17	09/28/2033
	01/09/2024		142,586	(6)	$7.68	01/08/2034
	05/23/2024		328,860	(14)	$4.22	05/22/2034
(1)All of the stock and option awards prior to our IPO were granted under the 2020 Plan and all of the stock and option awards following our IPO were granted under the 2023 Plan.
(2)All of the option awards granted prior to our IPO were granted with a per share exercise price equal to the fair market value of one share of our Class A common stock (reclassified as common stock upon the closing of our IPO) on the date of grant, as determined in good faith by the Board or Compensation Committee. All of the option awards granted on May 4, 2023 were granted with a per share exercise price equal to the initial price per share at which our common stock was first sold to the public. All of the option awards granted since our IPO in May 2023 were granted with a per share exercise price equal to the closing sales price of our common stock on Nasdaq on the date of grant.
(3)Amounts are calculated by multiplying the number of shares shown in the table by $3.14, the closing market price of our common stock on Nasdaq as of December 31, 2024, the last trading day of the year ended December 31, 2024.
(4)Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the one-year anniversary of the November 17, 2022 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to the holder’s continuous service through each vesting date.
(5)Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the one-year anniversary of the May 4, 2023 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to the holder’s continuous service through each vesting date.

(6)Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the one-year anniversary of the January 9, 2024 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to the holder’s continuous service through each vesting date.
(7)Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the one-year anniversary of the May 26, 2024 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to the holder’s continuous service through each vesting date.
(8)The unvested RSUs will vest in three equal installments on each of May 15, 2025, May 15, 2026 and May 15, 2027, subject to the holder’s continuous service through each vesting date.
(9)The amounts represent PSUs that will vest, subject to the holder’s continued employment with us, if, and only to the extent that, specific performance goals, including clinical milestones and market conditions, are met during the applicable performance period, which ends May 2027. The PSUs will vest, if at all, in three tranches on May 15, 2025, May 15, 2026 and May 15, 2027, with the number of PSUs vesting at each tranche based on the achievement of clinical milestones, as determined and certified by the Compensation Committee, as well as stock price performance since our IPO. The amounts reported in this table for these awards are based on achieving the “target” level of performance. The ultimate number of PSU shares that may vest, in the aggregate over the performance period, could in certain cases be up to 150% of the target number of shares upon the achievement of certain clinical milestones and market conditions. The PSUs provide for treatment under certain change in control transactions and terminations, as described further under “Potential Payments Upon Termination or Change in Control.”
(10)Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the one-year anniversary of the August 17, 2023 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to the holder’s continuous service through each vesting date.
(11)62,574 of the shares underlying the option vest on June 15, 2025 and 60,734 vest on December 15, 2025, subject to the holder’s continuous service through each vesting date.
(12)Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the one-year anniversary of the August 31, 2024 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to the holder’s continuous service through each vesting date.
(13)Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the one-year anniversary of the September 29, 2023 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to the holder’s continuous service through each vesting date.
(14)Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the one-year anniversary of the May 23, 2024 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to the holder’s continuous service through each vesting date.
Nonqualified Deferred Compensation
Our Named Executive Officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2024.
Employment Agreements
We have entered into executive employment agreements with our Named Executive Officers, which provide for an annual base salary, bonus opportunity, severance benefits pursuant to our Severance Plan (described under “Potential Payments Upon Termination or Change in Control” below) and standard employee benefits generally available to our employees. Each of our Named Executive Officers is employed at-will. We also entered into forms of employee confidential information and inventions assignment agreement with each of our Named Executive Officers.
Potential Payments Upon Termination or Change in Control
Regardless of the manner in which a Named Executive Officer’s service terminates, each Named Executive Officer is entitled to receive amounts earned during her term of service, including unpaid salary.
Severance Plan
Each of our Named Executive Officers is eligible to receive benefits under the terms of our Severance Plan, adopted by our Board in April 2023. The Severance Plan provides that upon (a) a termination of an eligible participant’s employment with us that is effected by us without “cause,” as defined in the Severance Plan (and other than due to death or disability), or (b) a resignation by an eligible participant for “good reason,” as defined in the Severance Plan, in each case outside of the time period beginning with the date three months prior to the date on which a change in control (as defined in the Severance Plan) occurs and ending 12 months following the change in control, or the “change in control period,” an eligible participant will be entitled to receive, subject to, among other things, the execution, delivery and effectiveness of a customary release of claims in our favor, (1) a lump sum cash payment equal to the product of such eligible participant’s annual base salary and 1.5 (with respect to Ms. Kim) or one (with respect to each of the other Named Executive Officers), (2) an additional lump sum cash payment equal to the amount of the pro rata target annual bonus for the year of termination, (3) continued payment of premiums for the eligible participant’s continued coverage under our health insurance plans for up to 18 months (for Ms. Kim) or 12 months (for each of the other Named Executive Officers), and (4) accelerated vesting of outstanding and unvested equity awards as if the participant had completed an additional 18 months of service (with respect to Ms. Kim) or 12 months of service (with respect to each of the other Named Executive Officers).

The Severance Plan also provides that upon (a) a termination of an eligible participant’s employment with us that is effected by us without “cause” (and other than due to death or disability) or (b) a resignation by an eligible participant for “good reason,” in each case within the change in control period, the eligible participant will be entitled to receive, subject to, among other things, the execution, delivery and effectiveness of a customary release of claims in our favor, (1) a lump sum cash payment equal to the product of such eligible participant’s annual base salary and 1.5 (with respect to Ms. Kim) or one (with respect to each of the other Named Executive Officers), (2) an additional lump sum cash payment equal to the greater of (i) the participant’s pro rata target annual bonus for the year of termination and (ii) the participant’s target annual bonus for the year of termination multiplied by 1.5 (with respect to Ms. Kim) or one (with respect to each of the other Named Executive Officers), (3) continued payment of premiums for the eligible participant’s continued coverage under our health insurance plans for up to 18 months (for Ms. Kim) or 12 months (for each of the other Named Executive Officers), and (4) accelerated vesting of outstanding and unvested equity awards held by such participant.
The payments and benefits provided under the Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the Code). These payments and benefits may also subject an eligible participant, including the Named Executive Officers, to an excise tax under Section 4999 of the Code. If the payments or benefits payable in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to the recipient.
Equity Award Terms
Pursuant to the terms of PSUs granted to employees of the Company, including our Named Executive Officers, in August 2023, upon a “change in control” (as defined in the 2023 Plan) in which the PSUs are not assumed, continued or substituted, for purposes of calculating the number of PSUs that will vest, the relevant share price will be deemed to be the per-share consideration received by our stockholders in such transaction. Notwithstanding the terms of the Severance Plan, in the event of a termination of the holder’s employment without cause (and other than due to death or disability) or due to a resignation for good reason, in either case outside of the change in control period, the PSUs will accelerate only to the extent that the relevant strategic milestone has been achieved.
In addition to the treatment described above, our Named Executive Officers’ stock awards are subject to the terms of our 2023 Plan and 2020 Plan, as applicable. Under the 2023 Plan, unless otherwise provided in an individual stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the Board at the time of grant, in the event of a “corporate transaction” (as defined in the 2023 Plan), if the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the effective time of the transaction (contingent upon the effectiveness of the transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the transaction). With respect to performance awards with multiple vesting levels depending on performance level, unless otherwise provided by an award agreement or by the Board, the award will accelerate at 100% of target. If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then with respect to any such stock awards that are held by persons other than current participants, such awards will terminate if not exercised (if applicable) prior to the effective time of the transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the transaction. In the event a stock award will terminate if not exercised prior to the effective time of a transaction, the Board may provide, in its sole discretion, that the holder may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (i) the value of the property the participant would have received upon the exercise of the stock award over (ii) any exercise price payable by such holder in connection with such exercise. In the event of a “change in control” (as defined in the 2023 Plan), awards granted under our 2023 Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement.
Under the 2020 Plan, awards that are not assumed, continued or substituted by the acquirer or the successor entity in a “sale event” (as defined in the 2020 Plan) shall terminate. In the event of such termination, individuals holding stock options will be permitted to exercise such options (to the extent exercisable) prior to the consummation of the sale event. In addition, in connection with the termination of the 2020 Plan upon a sale event, we may make or provide for a cash payment equal to (i) in the case of vested and exercisable options, the difference between (1) the per share cash consideration payable to stockholders (as determined by the Board) in the sale event times the number of shares subject to the options being cancelled and (2) the aggregate exercise price of the options and (ii) in the case of restricted stock and restricted stock unit awards, the per share cash consideration payable to stockholders in the sale event multiplied by the number of shares of stock subject to such stock awards (payable at the time of the sale event or upon the later vesting of the awards). In the event of the forfeiture of shares of restricted stock issued under the 2020 Plan, such shares of restricted stock shall be repurchased from the holder at a price per share equal to the original per share purchase price paid by the recipient of such shares. Additionally, the Board may resolve, in its sole discretion, to subject any assumed options or payments in respect of options to any escrow, holdback, indemnification, earn-out or similar provisions in the transaction agreements as such provisions apply to holders of our common stock.
Other Compensation and Benefits
All of our current Named Executive Officers are eligible to participate in our employee benefit plans, in each case on the same basis as all of our other employees. These employee benefit plans include medical, dental, vision, short and long term disability and life and accidental dismemberment insurance plans. We pay the premiums for the medical, dental, vision and life and accidental death and dismemberment insurance for all of our employees, including our Named Executive Officers. We also reimburse our executives, including our Named Executive Officers, for the cost of financial and tax planning services and for associated taxes. We otherwise generally do not provide perquisites or personal benefits to our Named Executive Officers. In addition, we provide the opportunity to participate in a 401(k) plan to our employees, including each of our Named Executive Officers, as discussed in the subsection titled “—401(k) Plan” below.
401(k) Plan
Our Named Executive Officers are eligible to participate in our defined contribution retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may elect to defer up to 100% of their eligible compensation into the plan on a pretax or after tax basis, up to annual limits prescribed by the Code, with an annual Company match of up to 3% of the amount deferred, subject to the limitations of the Code.

Compensation Recovery (“Clawback”) Policy
In October 2023, we adopted our Incentive Compensation Recoupment Policy, which complies with the new listing standards adopted by Nasdaq that implement the new SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Emerging Growth Company Status
We became a public company in May 2023 and we are an “emerging growth company” under applicable federal securities laws and therefore permitted to take advantage of certain reduced public company reporting requirements. As an emerging growth company, we provide in this Annual Report on Form 10-K the scaled disclosure permitted under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, including certain executive compensation disclosures required of a “smaller reporting company,” as that term is defined in Rule 12b-2 promulgated under the Exchange Act. In addition, as an emerging growth company, we are not required to conduct votes seeking approval, on an advisory basis, of the compensation of our Named Executive Officers or the frequency with which such votes must be conducted. We will remain an emerging growth company until the earliest of (i) December 31, 2028, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.235 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.
Non-Employee Director Compensation
The following table presents the compensation awarded to or earned by or paid to all individuals who served as non-employee directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Bruce C. Cozadd	75,000	295,811	370,811
Dan Becker, M.D., Ph.D.	45,000	295,811	340,811
Henry O. Gosebruch	49,000	295,811	344,811
Patrick Machado J.D.	66,250	295,811	362,061
Beth Seidenberg, M.D.	40,000	295,811	335,811
Dawn Svoronos	63,492	295,811	359,303
Lynn Tetrault	52,754	140,205	192,959
Alan Colowick	—	—	—

(1)Amounts represent the aggregate grant date fair value of stock options granted to our non-employee directors during 2024, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our financial statements included in this Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.
(2)The aggregate number of shares outstanding under all stock awards and options held by our non-employee directors as of December 31, 2024 are set forth in the table below.

Name	Number of Shares Underlying Options (#)
Bruce C. Cozadd	298,835
Dan Becker, M.D., Ph.D.	115,401
Henry O. Gosebruch	247,608
Patrick Machado, J.D.	270,849
Beth Seidenberg, M.D.	115,401
Dawn Svoronos	270,851
Lynn Tetrault, J.D.	133,635
Alan Colowick, M.D., M.P.H.	—

Our Chief Executive Officer Ms. Kim also served on our Board during 2024, but did not receive any additional compensation for her service as a director. See the section titled “Executive Compensation” for more information regarding the compensation earned by Ms. Kim. In addition, Dr. Colowick elected not to receive any compensation for his service as a director in 2024.
Non-Employee Director Compensation Policy
Our Board adopted our non-employee director compensation policy effective May 4, 2023, applicable to our eligible non-employee directors. This compensation policy provides that each such non-employee director will receive the following compensation for service on our Board:
•an annual cash retainer of $40,000;
•an additional annual cash retainer of $30,000 for service as non-executive chair of the Board;
•an additional annual cash retainer of $9,000, $7,500 and $5,000 for service as a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively;
•an additional annual cash retainer of $18,750, $15,000 and $10,000 for service as chair of the Audit Committee, chair of the Compensation Committee and chair of the Nominating and Corporate Governance Committee, respectively (in lieu of the committee member retainer above);
•an initial option grant to purchase shares of our common stock with an aggregate grant date value of $600,000, vesting in 36 equal monthly installments; and
•an annual option grant to purchase shares of our common stock with an aggregate grant date value of $300,000, vesting on the one-year anniversary of the grant date or, if earlier, on the day immediately preceding the next annual meeting of stockholders. Annual grants will be prorated for each non-employee director who is first elected or appointed to the Board less than one year prior to the annual stockholder meeting. Annual grants will be made on the date of each of our annual stockholder meetings.
The annual cash compensation amounts were pro-rated for the year ended December 31, 2023 to reflect the number of days remaining in 2023 following the compensation policy's effective date.
The number of shares underlying each non-employee director option grant is determined by us using a Black-Scholes methodology and its customary assumptions therefor. The vesting of each grant (including upon a change in control, as described below) is subject to the applicable director’s continuous service with us as of the applicable vesting date. Each of the options granted to our non-employee directors under the compensation policy, or otherwise, that are unvested as of the occurrence of a change in control (as defined in our 2023 Equity Incentive Plan (the “2023 Plan”)) will automatically become fully vested immediately prior to such change in control. Each option grant described above will be granted under our 2023 Plan. Prior to our IPO, all non-employee option grants were granted under our 2020 Stock Option and Grant Plan (the “2020 Plan”).
Pursuant to the compensation policy, beginning in fiscal year 2024, the compensation described above, with respect to any fiscal year after 2023, shall be subject to the limits on non-employee director compensation set forth in the 2023 Plan. Specifically, the 2023 Plan provides that the aggregate value of all compensation granted or paid to any non-employee director with respect to any fiscal year beginning in fiscal year 2024, including stock awards granted and cash fees paid by us to such non-employee director, will not exceed $750,000 in total value, or in the event such non-employee director is first appointed or elected to the board during such calendar year, will not exceed $1,000,000 in total value (in each case, calculating the value of any such stock awards based on the grant date fair value of such stock awards for financial reporting purposes).
We have reimbursed and will continue to reimburse all of our non-employee directors for their reasonable out of pocket expenses incurred in attending Board and committee meetings.
Timing of Grants and Certain Equity Awards
We grant equity awards on an annual basis and may grant equity awards on a discretionary basis in connection with certain events such as the commencement of employment, promotion or the closing of an acquisition. Annual grants are made in January, while new hire grants are made monthly and promotion grants are made concurrently with our promotion cycles. We do not grant awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Equity Compensation Plans at December 31, 2024
The following table shows certain information with respect to all of our equity compensation plans in effect as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	15,343,631	$7.82	8,043,529

Equity compensation plans not approved by stockholders	—	—	—

Total	15,343,631	$7.82	8,043,529
a.Consists of outstanding awards under the 2020 Plan and the 2023 Plan, including 1,668,281 shares subject to RSUs and PSUs. Excludes purchase rights accruing under the 2023 Employee Stock Purchase Plan (the “2023 ESPP”). Each offering under our 2023 ESPP consists of one six-month purchase period, and eligible employees may purchase shares of our common stock at a price equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower.
b.The weighted average exercise price excludes 1,668,281 shares of common stock subject to outstanding RSUs and PSUs that will be issued as the RSUs and PSUs vest without any cash consideration payable for such shares.
c.As of December 31, 2024, 6,368,075 shares of common stock remained available for future issuance under the 2023 Plan, and 1,675,454 shares of common stock remained available for future issuance under the 2023 ESPP. The number of shares remaining available for future issuance under the 2023 Plan automatically increases on January 1st each year, through and including January 1, 2033, in an amount equal to 5% of the total number of shares of our capital stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as determined by our Board prior to January 1st of a given year. On January 1, 2025, the number of shares available for issuance under the 2023 Plan automatically increased by 5,022,603 shares of our common stock. The number of shares remaining available for future issuance under the 2023 ESPP automatically increases on January 1st of each year through and including January 1, 2033, in an amount equal to the least of (i) 1% of the total number of shares of our capital stock outstanding on December 31st of the preceding calendar year, (ii) 2,700,000 shares of our common stock, or (iii) a number of shares as determined by our Board prior to January 1st of a given year. On January 1, 2025, the number of shares available for issuance under the 2023 ESPP automatically increased by 1,004,520 shares of our common stock.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the ownership of our common stock as of February 28, 2025 by: (i) each director and nominee for director; (ii) each of our Named Executive Officers; (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.
Applicable percentage ownership of our common stock is based on 100,709,853 shares of our common stock outstanding as of February 28, 2025, adjusted as required by rules promulgated by the SEC. We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.
In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options held by the person that are currently exercisable, or exercisable within 60 days of February 28, 2025. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each of the individuals and entities named below is c/o ACELYRIN, INC., Corporate Secretary, 4149 Liberty Canyon Road, Agoura Hills, California 91301.

Name and Address of Beneficial Owner	Number of Shares of ACELYRIN Common Stock Beneficially Owned	% of ACELYRIN Common Stock Beneficially Owned

Directors & Named Executive Officers(1)
Mina Kim(2)	378,051	*
Shao-Lee Lin, M.D., Ph.D.(3)	2,435,235	2.4%
Gil Labrucherie(4)	458,184	*
Melanie Gloria(5)	771,174	*
Shephard Mpofu, M.D., MRCP, FRCP(6)	98,810	*
Alan Colowick, M.D., M.P.H(7)	—	—
Patrick Machado, J.D.(8)	141,300	*
Beth Seidenberg, M.D.(9)	9,865,579	9.8%
Bruce C. Cozadd(10)	156,247	*
Dan Becker, M.D., Ph.D.(11)	17,849	*
Dawn Svoronos(12)	120,531	*
Henry O. Gosebruch(13)	130,966	*
Lynn Tetrault, J.D. (14)	39,980	*
All current directors and executive officers as a group(15)	10,956,316	10.8%
5% Beneficial Owners
Westlake BioPartners Fund II, L.P (16)	9,790,729	9.7%
AyurMaya Capital Management Company, LP (17)	9,334,735	9.3%
Access Industries Management, LLC and affiliated entities (18)	5,095,778	5.1%
BlackRock, Inc.(19)	5,982,374	6.0%
Tang Capital Management, LLC(20)	7,298,328	7.3%
_______________________________
*Less than one percent.
(1)The business address of each of these stockholders is c/o ACELYRIN, 4149 Liberty Canyon Road, Agoura Hills, California, 91301, unless otherwise indicated.
(2)Represents (i) 58,662 shares held of record by Ms. Kim and (ii) 319,389 shares subject to options that are exercisable within 60 days of February 28, 2025.
(3)Represents (i) 560,280 shares held of record by Dr. Lin, (ii) 1,874,955 shares that are held of record by trusts for which Dr. Lin, or Dr. Lin’s spouse, serves as trustee or otherwise shares voting and investment power over such shares, and (iii) 926,456 options that are exercisable within 60 days of February 28, 2025. Information regarding Dr. Lin’s holdings is presented based on ACELYRIN’s latest records regarding the same, which are as of August 13, 2024.
(4)Represents (i) 6,250 shares held of record by Mr. Labrucherie, (ii) 40,763 shares that are held of record by trusts for which Mr. Labrucherie, or Mr. Labrucherie’s spouse, serves as trustee or otherwise shares voting and investment power over such shares, and (iii) 411,171 shares subject to options that are exercisable within 60 days of February 28, 2025.
(5)Represents (i) 46,791 shares held of record by Ms. Gloria and (ii) 724,383 shares subject to options that are exercisable within 60 days of February 28, 2025.
(6)Represents (i) 7,205 shares held of record by Dr. Mpofu and (ii) 91,605 shares subject to options that are exercisable within 60 days of February 28, 2025.
(7)Dr. Colowick, one of ACELYRIN’s directors, is a member of the investment committee of AyurMaya LP. Dr. Colowick disclaims beneficial ownership of all shares held by the AyurMaya entities referred to in footnote (17).
(8)Represents (i) 14,675 shares held of record by a trust for which Mr. Machado serves as trustee and (ii) 126,625 shares subject to options that are exercisable within 60 days of February 28, 2025.
(9)Represents (i) 60,000 shares held of record by Dr. Seidenberg, (ii) 14,850 shares subject to options that are exercisable within 60 days of February 28, 2025, and (iii) the shares listed in footnote (16). Dr. Seidenberg, one of ACELYRIN’s directors, is a managing director of Westlake GP II and, therefore, may be deemed to exercise voting and investment discretion with respect to such shares.
(10)Represents 156,247 shares subject to options that are exercisable within 60 days of February 28, 2025.

(11)Represents (i) 2,999 shares held of record by Dr. Becker and (ii) 14,850 shares subject to options that are exercisable within 60 days of February 28, 2025. Dr. Becker is a biotechnology principal of Access Industries, Inc., an affiliate of Access Industries Management LLC, and does not have voting or dispositive power of the shares held by AI ACEL LLC. Dr. Becker disclaims beneficial ownership of the shares held by AI ACEL LLC except for his pecuniary interest therein, which is in the form of an indirect profits interest.
(12)Represents (i) 15,000 shares held of record by Ms. Svoronos, and (ii) 105,531 shares subject to options that are exercisable within 60 days of February 28, 2025.
(13)Represents (i) 50,000 shares held of record by Mr. Gosebruch, and (ii) 80,966 shares subject to options that are exercisable within 60 days of February 28, 2025.
(14)Represents 39,980 shares subject to options that are exercisable within 60 days of February 28, 2025
(15)Represents (i) 10,006,273 shares beneficially owned and (ii) 950,043 shares subject to options exercisable within 60 days of February 28, 2025.
(16)Based solely on information set forth in a Schedule 13D filed with the SEC on May 19, 2023 by Westlake BioPartners, LLC as of May 9, 2023. Westlake BioPartners GP II, LLC (“Westlake GP II”), the general partner of Westlake BioPartners Fund II, L.P. (“Westlake Fund II”), may be deemed to have sole voting and dispositive power over the shares. Dr. Beth C. Seidenberg (“Seidenberg”) and Dr. Sean E. Harper (“Harper”), the managing directors of Westlake GP II, may be deemed to have shared power to vote and dispose these shares. Each of Westlake BioPartners, LLC, Westlake GP II and Westlake Fund II (collectively, the “Westlake Reporting Persons”) disclaims beneficial ownership of these shares except for the shares, if any, such Westlake Reporting Person holds of record. The Schedule 13D filed by the Westlake Reporting Persons provides information as of May 9, 2023 and, consequently, the beneficial ownership of the Westlake Reporting Persons may have changed between May 9, 2023 and February 28, 2025. The mailing address of the Westlake Reporting Persons is 3075 Townsgate Road, Suite 140, Westlake Village, CA 91361.
(17)Based solely on information set forth in a Schedule 13G filed with the SEC on March 28, 2024. Represents 9,334,735 shares held of record by AyurMaya Capital Management Fund, LP (“AyurMaya Fund”). AyurMaya Capital Management Company, LP (the “Investment Manager”), a Delaware limited partnership, is the investment advisor to the AyurMaya Fund. Mr. David E. Goel (together with AyurMaya Fund and the Investment Manager, the "AyurMaya Reporting Persons"), serves as the managing member of AyurMaya Capital Management Company GP, LLC, the general partner of the Investment Manager. The investment committee of Investment Manager shares voting and investment power over the shares held by AyurMaya Fund. The Schedule 13G filed by the AyurMaya Reporting Persons provides information as of December 31, 2023 and, consequently, the beneficial ownership of the AyurMaya Reporting Persons may have changed between December 31, 2023 and February 28, 2025. The investment committee of Investment Manager is comprised of David Goel, Karan Takhar, and Alan Colowick, M.D., M.P.H. The address for AyurMaya Fund is Bay Colony Corporate Center, 1000 Winter St., Suite 4500, Waltham, MA 02451.
(18) Based solely on information set forth in a Schedule 13D/A filed with the SEC on February 10, 2025 by Access Industries, Inc. Represents 5,095,778 shares owned directly by AI ACEL LLC (“AI ACEL”) that may be deemed to be beneficially owned by Access Industries Management, LLC (“AIM”), Access Industries Holdings LLC (“AIH”), AI ACEL, and Len Blavatnik (collectively, the “Access Reporting Persons”, and each, an “Access Reporting Person”) because (i) Len Blavatnik controls AIM and holds a majority of the outstanding voting interests in AIH, (ii) AIM controls AIH, and (iii) AIH indirectly controls all of the outstanding voting interests in in AI ACEL. Each of the Access Reporting Persons (other than AI ACEL) and each of their affiliated entities and the officers, partners, members and managers thereof, disclaims beneficial ownership of these securities. The mailing address of the Access Reporting Persons is c/o Access Industries, Inc., 40 West 57th St., 28th Floor, New York, NY 10019.
(19)Based solely on information set forth in a Schedule 13G filed with the SEC on November 8, 2024 by BlackRock, Inc. as of September 30, 2024. Reflects (i) 5,886,831 shares over which BlackRock, Inc. has sole voting power and (ii) 5,982,374 shares over which BlackRock, Inc. has sole dispositive power. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the common stock of ACELYRIN. As reported in the Schedule 13G, no one person’s interest in the common stock of ACELYRIN is more than 5% of the total outstanding common shares. The Schedule 13G filed by BlackRock, Inc. provides information as of September 30, 2024 and, consequently, the beneficial ownership of BlackRock, Inc. may have changed between September 30, 2024 and February 28, 2025. The mailing address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(20)Based solely on information set forth in a Schedule 13D/A filed with the SEC on February 27, 2025 by Tang Capital Management, LLC as of February 25, 2025. Reflects 7,298,328 shares over which Tang Capital Management, LLC, Tang Capital Partners, LP, Tang Capital Partners International, LP and Kevin Tang (collectively, the “Tang Reporting Persons”) have shared voting and dispositive power. The Schedule 13D/A filed by the Tang Reporting Persons provides information as of February 25, 2025 and, consequently, the beneficial ownership of the Tang Reporting Persons may have changed between February 25, 2025 and February 28, 2025. The mailing address of the Tang Reporting Persons is 4149 Liberty Canyon Rd., Agoura Hills, California , 91301.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions Policy and Procedures
In 2023, we adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related persons transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any of our executive officers, directors, or more than 5% stockholders, including any of their immediate family members, and any entity owned or controlled by such persons.
Indemnification

We indemnify our directors and executive officers so that they will be free from undue concern about personal liability in connection with their service to us. Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provides that we will indemnify our directors and executive officers to the extent not prohibited under Delaware or other applicable law. We have also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that we will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as our director, officer or other agent, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.
Item 14. Principal Accounting Fees and Services
The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2024 and December 31, 2023 by PricewaterhouseCoopers LLP, our principal accountant.

	Fiscal Year Ended
	2024	2023

	(in thousands)
Audit Fees(1)	$1,760	$3,530
Audit-related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees(2)	$2	$2
Total Fees	$1,762	$3,532
(1)Audit fees consist of fees billed for professional services performed by PricewaterhouseCoopers LLP for the audit of our annual consolidated financial statements, review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that PricewaterhouseCoopers LLP provided in connection with documents filed with the SEC.
(2)All other fees include fees for include fees for professional services that are appropriately not included in the Audit, Audit Related, and Tax categories. All other fees for fiscal years ended December 31, 2023 and 2024 were related to annual subscription to accounting literature and tools.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee has established delegated preapproval authority to the chairperson of the Audit Committee, concurrent with the Audit Committee’s authority, to preapprove (i) any one or more audit or permitted non-audit services for which estimated fees do not exceed (x) for audit services, $250,000, and (y) for non-audit services, $150,000 as well as (ii) adjustments to any estimated preapproval fee thresholds up to $100,000 for any individual service. The Audit Committee may in the future delegate pre-approval authority to one or more of its other members. The chairperson (and other Audit Committee members to whom such preapproval authority may be delegated) is required to report any preapproval decisions to the Audit Committee at the next scheduled meeting after any such approval. All fees described above were pre-approved by the Audit Committee.
The Audit Committee has determined that the rendering of services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the principal accountant’s independence.

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
(b)Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, by and among the Registrant, Alumis Inc. and Arrow Merger Sub, Inc. dated as of February 6, 2025	8-K	001-41696	2.1	February 6, 2025
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41696	3.1	May 9, 2023
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-41696	3.2	May 9, 2023
3.3	Certificate of Designation	8-K	001-41696	3.1	March 13, 2025
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-271244	4.1	May 3, 2023
4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated September 9, 2022.	S-1/A	333-271244	4.2	May 3, 2023
4.3*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.4	Rights Agreement, dated as of March 13, 2025, between ACELYRIN, INC. and Computershare Trust Company, N.A. as Rights Agent.	8-K	001-41696	4.1	March 13, 2025
10.1^	ACELYRIN, INC. 2020 Stock Option and Grant Plan, as amended.	S-1/A	333-271244	10.1	May 3, 2023
10.2^	Forms of Non-Qualified Stock Option Grant Notice, Non-Qualified Stock Option Grant Notice-Non-U.S., Early Exercise Non-Qualified Stock Option Grant Notice, Incentive Stock Option Grant Notice, Restricted Stock Award Notice, Stock Option Agreement and Notice of Exercise and Early Exercise Stock Purchase Agreement under the ACELYRIN, INC. 2020 Stock Option and Grant Plan.	S-1/A	333-271244	10.2	May 3, 2023
10.3^	ACELYRIN, INC. 2023 Equity Incentive Plan.	S-1/A	333-271244	10.3	May 3, 2023
10.4^	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the ACELYRIN, INC. 2023 Equity Incentive Plan.	S-1/A	333-271244	10.4	May 3, 2023
10.5^	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the ACELYRIN, INC. 2023 Equity Incentive Plan.	S-1/A	333-271244	10.5	May 3, 2023
10.6^	ACELYRIN, INC. 2023 Employee Stock Purchase Plan.	S-1/A	333-271244	10.6	May 3, 2023
10.7^	ValenzaBio, Inc. Stock Plan and forms thereunder.	S-1/A	333-271244	10.7	May 3, 2023

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.8^	ACELYRIN, INC. 2023 Non-Employee Director Compensation Policy.	S-1/A	333-271244	10.8	May 3, 2023
10.9^	ACELYRIN, INC. Severance Plan.	S-1/A	333-271244	10.9	May 3, 2023
10.10	Form of Indemnification Agreement by and between ACELYRIN, INC. and its directors and executive officers.	S-1/A	333-271244	10.10	May 3, 2023
10.11^	Form of Employment Agreement for Executive Officers.	S-1/A	333-271244	10.11	May 3, 2023
10.12+	License and Collaboration Agreement by and between ACELYRIN, INC. and Affibody AB, dated August 9, 2021, as amended.	S-1/A	333-271244	10.12	May 3, 2023
10.13+	License and Commercialization Agreement by and between ValenzaBio Inc. and Pierre Fabre Medicament SAS, dated March 25, 2021, as amended.	S-1/A	333-271244	10.13	May 3, 2023
10.14^	ACELYRIN, INC. Cash Incentive Plan.	S-1/A	333-271244	10.14	May 3, 2023
10.15^	Separation Agreement and Release by and between Mardi C. Dier and the Company	8-K	001-41696	10.1	August 2, 2023
10.16^	Separation Agreement and Mutual Release between the Company and Shao-Lee Lin, M.D., Ph.D.	8-K	001-41696	10.1	May 9, 2024
10.17^	Separation Agreement and Mutual Release between the Company and Ron Oyston	8-K	001-41696	10.2	May 9, 2024
10.18^	Separation Agreement and Mutual Release between the Company and Melanie Gloria	8-K	001-41696	10.1	August 13, 2024
10.19*[+]	Amendment No. 2 to the License and Commercialization Agreement

19.1*	Insider Trading Policy
21.1	List of Subsidiaries.	S-1/A	333-271244	21.1	May 3, 2023
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of ACELYRIN, INC.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive, Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Incentive Compensation Recoupment Policy
101.ins*	Instance Document
101.sch*	Inline XBRL Taxonomy Extension Schema Document
101.cal*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.def*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.lab*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.pre*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________

*    Filed herewith.
^    Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
+    The Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(3)    Financial Statement Schedules.
All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.
Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Agoura Hills, California on March 19, 2025.

ACELYRIN, INC.

By:	/s/ Mina Kim
Name:	Mina Kim
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mina Kim as his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mina Kim	Chief Executive Officer and Director	March 19, 2025
Mina Kim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce C. Cozadd	Director	March 19, 2025
Bruce C. Cozadd

/s/ Dan Becker	Director	March 19, 2025
Dan Becker, M.D., Ph.D.

/s/ Alan B. Colowick	Director	March 19, 2025
Alan B. Colowick, M.D., M.P.H.

/s/ Henry O. Gosebruch	Director	March 19, 2025
Henry O. Gosebruch

/s/ Patrick Machado	Director	March 19, 2025
Patrick Machado, J.D.

/s/ Beth Seidenberg	Director	March 19, 2025
Beth Seidenberg, M.D.

/s/ Dawn Svoronos	Director	March 19, 2025
Dawn Svoronos

/s/ Lynn Tetrault	Director	March 19, 2025
Lynn Tetrault, J.D.