Form 10-Q
period 2025-03-31
ACELYRIN, Inc.
filed 2025-05-14
CIK 1962918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(805) 456-4393
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
The Nasdaq Stock Market LLC
Common Stock ($0.00001 par value)	SLRN	(Nasdaq Global Select Market)

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

Large accelerated filer	o	Accelerated filer	o	Non-accelerated filer	x	Smaller reporting company	x	Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    o    No    x
The number of shares of Registrant’s common stock issued and outstanding as of May 9, 2025, was 100,953,651.

ACELYRIN, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 ("Quarterly Report") contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Quarterly Report. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical and clinical trials, results of preclinical and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements speak only as of the date of this Quarterly Report and involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.
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
•our expectations regarding the impact of geopolitical conflicts and economic uncertainty, including fluctuating interest rates and inflation and potential tariffs on our business and operations, including clinical trials, contract manufacturing organizations (“CMOs”), collaborators, contract research organizations (“CROs”) and employees;
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
In addition, “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon them.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

ACELYRIN, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$58,271	$73,890
Short-term marketable securities	352,321	373,990
Prepaid expenses and other current assets	18,900	33,107
Total current assets	429,492	480,987
Prepaid expenses and other assets, non-current	1,352	1,223
Operating lease right-of-use asset	4,664	6,752
Property, plant and equipment, net	452	1,635
Restricted cash	544	544
Total assets	$436,504	$491,141

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$9,932	$4,888
Accrued research and development expenses	4,726	11,042
Accrued compensation and other current liabilities	8,299	9,297
Severance liability	346	1,351
Total current liabilities	23,303	26,578
Operating lease liability, non-current	5,970	6,270
Total liabilities	29,273	32,848

Stockholders’ equity (deficit)
Common stock, par value of $0.00001 per share; 790,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 100,907,206 and 100,452,061 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,199,420	1,195,243
Accumulated other comprehensive income (loss) income	19	(6)
Accumulated deficit	(792,209)	(736,945)
Total stockholders' equity (deficit)	407,231	458,293
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$436,504	$491,141
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$42,138	$58,032
General and administrative	17,717	24,742
Total operating expenses	59,855	82,774
Loss from operations	(59,855)	(82,774)
Interest income	4,658	9,150
Other income (expense), net	(67)	38,651
Net loss	$(55,264)	$(34,973)
Other comprehensive loss
Unrealized (loss) gain on short-term marketable securities, net	25	(267)
Total other comprehensive (loss) gain	$25	$(267)
Net loss and other comprehensive loss	$(55,239)	$(35,240)
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.36)
Weighted-average common shares outstanding, basic and diluted	100,680,308	97,913,660
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2024	100,452,061	$1	$1,195,243	$(736,945)	$(6)	$458,293
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	447,541	—	—	—	—	—
Stock-based compensation expense	—	—	4,172	—	—	4,172
Issuance of common stock upon exercise of options	7,604	—	5	—	—	5
Net loss	—	—	—	(55,264)	—	(55,264)
Unrealized loss on short-term marketable securities, net	—	—	—	—	25	25
Balance at March 31, 2025	100,907,206	$1	$1,199,420	$(792,209)	$19	$407,231

Balance at December 31, 2023	97,865,890	$1	$1,144,893	$(488,719)	$162	656,337
Issuance of common stock upon settlement of restricted stock units	47,639	—	—	—	—	—
Stock-based compensation expense	—	—	20,163	—	—	20,163
Issuance of common stock upon exercise of options	945,471		2,807	—	—	2,807
Net loss	—	—	—	(34,973)	—	(34,973)
Unrealized gain on short-term marketable securities, net	—	—	—	—	(267)	(267)
Balance at March 31, 2024	98,859,000	$1	$1,167,863	$(523,692)	$(105)	$644,067
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACELYRIN, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(55,264)	$(34,973)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation expense	4,172	20,163
Income from sale of asset	—	(7,000)
Net amortization of premiums and accretion of discounts on marketable securities	(1,638)	(5,362)
Depreciation and amortization expense	113	55
Impairment of long-lived assets	2,916	—
Non-cash lease expense	322	46
Changes in assets and liabilities:
Prepaid expense and other current assets	14,207	205
Prepaid expenses and other assets, non-current	(129)	2,503
Accounts payable	5,044	(31,926)
Accrued research and development expenses	(6,316)	2,093
Accrued compensation and other current liabilities	(998)	(2,651)
Operating lease liability	(379)	(60)
Severance liability	(1,005)	(392)
Net cash used in operating activities	(38,955)	(57,299)
Cash flows from investing activities
Proceeds from sale of asset	—	7,000
Purchase of marketable securities	(139,158)	(198,007)
Proceeds from maturities of short-term marketable securities	162,490	289,567
Sales of marketable securities	—	2,391
Purchase of property, plant and equipment	(1)	(55)
Net cash provided by investing activities	23,331	100,896
Cash flows from financing activities
Proceeds from exercise of common stock options	5	2,807
Net cash provided by financing activities	5	2,807
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,619)	46,404
Cash, cash equivalents and restricted cash at beginning of period	74,434	218,097
Cash, cash equivalents and restricted cash at end of period	$58,815	$264,501
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
The Company did not have any significant operations from the inception date until August 2021. On August 9, 2021, the Company entered into the License and Collaboration Agreement with Affibody AB, a Swedish company, and licensed worldwide development, manufacturing and commercialization rights to a therapeutic candidate, izokibep, for use in the treatment of inflammatory and autoimmune disorders, excluding rights in certain Asian and Nordic countries. See Note 6 for further detail.
Open Market Sales Agreement
On November 13, 2024, the Company filed a shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on November 22, 2024. This shelf registration statement covered the offering, issuance, and sale by the Company of up to an aggregate of $400.0 million of its common stock, preferred stock, debt securities and warrants.
On November 13, 2024, the Company entered into a sales agreement with a sales agent to provide for the offering, issuance and sale by the Company of up to $150.0 million of its common stock from time to time in “at-the-market” offerings under the Form S-3 (the "ATM Sales Agreement"). During the year ended December 31, 2024, the Company issued 0 shares of common stock under the ATM Sales Agreement. The Form S-3 will expire in November 2027.
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. During the three months ended March 31, 2025 and 2024, the Company incurred net losses of $55.3 million and $35.0 million, respectively. The net loss of $55.3 million in the three months ended March 31, 2025 included $4.2 million in stock-based compensation expense and $2.9 million for the impairment of long lived assets. The net loss of $35.0 million in the three months ended March 31, 2024 includes $37.0 million of other income related to arrangements with vendors and an asset sale. As of March 31, 2025, the Company had an accumulated deficit of $792.2 million. Cash used in operating activities was $39.0 million and $57.3 million for the three months ended March 31, 2025 and 2024, respectively.
The Company has historically financed its operations primarily through the sale of shares of its redeemable convertible preferred stock in private placements and the sale of shares of its common stock in its IPO. As of March 31, 2025, the Company had cash, cash equivalents, restricted cash and short-term marketable securities of $411.1 million. The Company does not have any products approved for sale and has not generated any revenue from product sales to date. The Company expects to continue to incur significant and increasing expenses and substantial losses for the foreseeable future as it continues its development of and seeks regulatory approvals for its product candidates and commercializes any approved products, seeks to expand its product pipeline and invests in its organization. The Company’s ability to achieve and sustain profitability will depend on its ability to successfully develop, obtain regulatory approval for and commercialize its product candidates. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does generate revenue, the Company will need to continue to raise additional capital. Management expects that its cash and cash equivalents and short-term marketable securities will be sufficient to fund its current operating plan and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies
The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2025, (the “Annual Report on Form 10-K”) except for the updates to the following:
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
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report. The information as of December 31, 2024 included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.
Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets, statements of operations and comprehensive loss, stockholders’ equity, and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2024 Annual Report filed on Form 10-K.

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

	Three months ended
	March 31, 2025	March 31, 2024
R&D:
Internal	$10,960	$13,277
Clinical	13,525	12,841
CMC	14,909	28,507
Other*	2,744	3,077
Total segment R&D	42,138	57,702
Segment G&A:
Internal	4,098	20,080
External	13,619	4,992
Total segment G&A	17,717	25,072
Interest and other income	4,591	47,801
Segment net loss	$55,264	$34,973
*Other R&D costs include materials and supplies, biometrics, program management, quality, regulatory, safety, clinical development medical affairs and translational science expense.
Concentration of Credit Risk
Cash, cash equivalents, restricted cash and short-term marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. As of March 31, 2025 and December 31, 2024, cash consists of cash deposited with one financial institution, and account balances exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of this institution.
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
The Company determines the classification of subleases at the inception of the sublease, as well as whether the Company has been relieved of its primary obligation under the original lease. The Company's sublease is classified as an operating lease. The Company has not been relieved of its primary obligation under the original lease and continues to account for the original lease as it did prior to the commencement of the sublease. The Company recognizes sublease income from fixed leased payments on a straight-line basis over the term of the sublease as a reduction of the fixed lease expense under the original lease. The Company recognizes income from variable sublease payments that do not depend on a rate or index as a reduction of the variable lease expense under the original lease in the period in which the changes in facts and circumstances on which the variable sublease payments are based occur.
3. Fair Value Measurements
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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2025
As of March 31, 2025:	Total	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$46,714	$46,714	$-	$-
U.S. Treasury obligations ($3,992 included in cash and cash equivalents)	253,613	-	253,613	-
Corporate debt obligations ($0 included in cash and cash equivalents)	88,234	-	88,234	-
Federal agency obligations ($0 included in cash and cash equivalents)	14,466	-	14,466	-
Total fair value of assets	$403,027	$46,714	$356,313	$-

	Fair Value Measurements as of December 31, 2024
As of December 31, 2024:	Total	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$49,171	$49,171	$-	$-
U.S. Treasury obligations ($794 included in cash and cash equivalents)	218,637	-	218,637	-
Corporate debt obligations ($— included in cash and cash equivalents)	133,005	-	133,005	-
Federal agency obligations ($— included in cash and cash equivalents)	23,142	-	23,142	-
Total fair value of assets	$423,955	$49,171	$374,784	$-

Classified as:	March 31, 2025	December 31, 2024
Cash and cash equivalents	$50,706	$49,965
Short-term marketable securities	$352,321	$373,990
Total cash equivalents and marketable securities	$403,027	$423,955

4. Cash, Cash Equivalents, Restricted Cash and Available-For-Sale Marketable Securities
Cash, cash equivalents and restricted cash

Classified as:	March 31, 2025	December 31, 2024
Cash and cash equivalents	$58,271	$73,890
Restricted cash	544	544
Total cash, cash equivalents and restricted cash	$58,815	$74,434
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
Available-for-sale securities marketable securities
The following tables summarize the estimated fair value of the Company’s available-for-sale marketable securities as of March 31, 2025 and December 31, 2024 (in thousands):

As of March 31, 2025:	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Estimated Fair Value

Money market funds (included in cash and cash equivalents)	$46,714	$—	$-	$46,714
U.S. Treasury obligations ($3,992 included in cash and cash equivalents)	253,558	88	(33)	253,613
Corporate debt obligations ($— included in cash and cash equivalents)	88,283	6	(55)	88,234
Federal agency obligations ($— included in cash and cash equivalents)	14,453	13	-	14,466
Total available for sale marketable securities	$403,008	$107	$(88)	$403,027

As of December 31, 2024:	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Estimated Fair Value

Money market funds (included in cash and cash equivalents)	$49,171	$—	$-	$49,171
U.S. Treasury obligations ($794 included in cash and cash equivalents)	218,581	100	(44)	218,637
Corporate debt obligations ($0 included in cash and cash equivalents)	133,108	27	(130)	133,005
Federal agency obligations ($0 included in cash and cash equivalents)	23,101	41	—	23,142
Total available for sale marketable securities	$423,961	$168	$(174)	$423,955
As of March 31, 2025 and December 31, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three months ended March 31, 2025 and for the year ended December 31, 2024, the Company did not recognize any impairment losses on its investments.
The Company presents accrued interest and dividends receivable related to the available-for-sale marketable securities in prepaid expenses and other current assets, separate from short-term investments in the condensed consolidated balance sheet. As of March 31, 2025 and December 31, 2024, accrued interest receivable was $2.4 million and $2.1 million, respectively. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. The Company has not written off any accrued interest receivables for the three months ended March 31, 2025.
As of March 31, 2025, all available for sale marketable securities mature within one year.
5. Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Credit voucher	$12,160	$24,265
Interest receivable	2,421	2,096
Value-Added Tax (VAT) receivable	2,026	3,869
Prepaid other services	1,311	1,113
Prepaid research and development expenses	656	881
Prepaid insurance and other current assets	326	883
Total	$18,900	$33,107
Prepaid expenses and other assets, non-current
Other non-current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid research and development expenses, non-current	$739	$610
Deferred financing costs	579	579
Security deposits	34	34
Total	$1,352	$1,223
Property, plant and equipment, net
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Furniture and fixtures	$385	$658
Computer and other equipment	265	1,121
Leasehold improvements	144	334
Total property, plant and equipment, gross	794	2,113
Less: accumulated depreciation and amortization	(342)	(478)
Property, plant and equipment, net	$452	$1,635

The Company recognized $1.1 million in property, plant and equipment non-cash impairment expense in the three months ended March 31, 2025 in connection with its sublease of its South San Francisco office. See Note 7 for further detail.
Accrued research and development expenses
Accrued research and development expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued clinical expenses	$3,586	$9,471
Accrued clinical manufacturing expenses	1,140	1,571
Total	$4,726	$11,042
Accrued compensation and other current liabilities
Accrued compensation and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued professional services fees	$3,831	$721
Accrued compensation	2,725	7,308
Other accrued expenses and current liabilities	1,743	1,268
Total	$8,299	$9,297

6. Significant Agreements
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
As consideration for the amendment to the Pierre Fabre Agreement, which became effective upon the closing of the ValenzaBio Acquisition (See Note 12 for further detail.), the Company paid Pierre Fabre an aggregate license payment of $10.0 million. The Company is also obligated to (i) make payments of up to $100.5 million upon the achievement of various development and regulatory milestones, (ii) make milestone payments of up to $390.0 million upon the achievement of certain commercial milestones, and (iii) pay tiered royalties in the high single-digit to low-teen percentages to Pierre Fabre on worldwide net sales in a given calendar year. Royalties will be payable for each PF Licensed Product in a given country during a period commencing upon the first commercial sale of such PF Licensed Product in such country and continuing until the latest of (a) 10 years after such first commercial sale, (b) expiration of last-to-expire valid claim in a licensed patent in such country and (c) expiration of regulatory exclusivity for such PF Licensed Product in such country. In the event the Company enters into a sublicense with a third party, the Company must also share with Pierre Fabre a percentage of any revenues from option fees, upfront payments, license maintenance fees, milestone payments or the like generated from the sublicense. Such percentage may be between the high single-digits to the low thirties based on which stage of development of a PF Licensed Product the sublicense relates to.
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
As of March 31, 2025 and December 31, 2024, no milestones were probable and accrued in the condensed consolidated balance sheet.
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
The acquisition of the exclusive license was accounted for as an in-process research and development asset acquisition and as the acquired technology did not have an alternative use, the total consideration of $25.0 million was recorded as research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Milestone payments are contingent consideration and are accrued when contingent events occur and achievement of milestones is probable. In November 2023, the Company paid a total amount of $15.0 million in relation with attaining one of the development milestones described above and recorded the payment within research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. Royalties will be recognized as cost of sales when products are sold and royalties are payable.]
On January 31, 2025, the Company delivered a Notice of Termination to Affibody terminating the Affibody Agreement, which became effective 90 days following delivery of the Notice in accordance with the terms of the Affibody Agreement. Following termination of the Affibody Agreement, the Company will no longer have any material financial or other obligations under the Affibody Agreement.
As of March 31, 2025 and December 31, 2024, no royalties or additional milestones were probable and accrued in the condensed consolidated balance sheet.
7. Commitments and Contingent Liabilities
License Agreements
The Company is required to pay certain milestones upon the achievement of specific development and regulatory events, upon products commercialization and products’ royalties under its license agreements, including its agreements with Affibody, Pierre Fabre, Novelty Nobility and other non-exclusive license agreements. None of the milestones, other than the $15.0 million Affibody milestone in November 2023 (See Note 6 for further detail.) were achieved or probable, all products were in development, as such, no milestones or royalties were accrued in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
Research and Development Agreements
The Company enters into various agreements in the ordinary course of business, such as those with suppliers, contract research organizations, contract manufacturing organizations, and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $9.4 million and $21.5 million as of March 31, 2025, and December 31, 2024, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of our engagements. The credit voucher may be used to settle invoices for services and raw materials for up to $8.6 million committed as part of the non-cancelable purchase obligations. See Note 12 for further detail.
During the three months ended March 31, 2025, and year ended December 31, 2024, there were no amounts accrued related to termination and cancellation charges in the consolidated balance sheets, as the Company has not determined cancellation to be probable.
Lease
In January 2023, the Company entered into a lease agreement to rent approximately 10,012 square feet of office space in Southern California. The term of the lease is 65 months with an option to extend it for an additional three years. Monthly rent payments are approximately $30,500, subject to an annual 3.0% increase and six months rental abatement during the first year. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In connection with the lease agreement, the Company made a security deposit of $34,000, that is included in prepaid expenses and other assets, non-current in the condensed consolidated balance sheet as of December 31, 2024. As of the lease commencement date the Company recorded $1.3 million as right-of-use (“ROU”) asset and operating lease liability, non-current, in the condensed consolidated balance sheet.
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

Fixed operating lease costs were $0.5 million and less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Variable operating lease costs were $0.2 million and $— million for the three months ended March 31, 2025 and 2024, respectively. Lease costs were recorded in general and administrative expenses and research and development expenses in the condensed consolidated statements of operations and comprehensive loss.
The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of March 31, 2025 (in thousands):

2025 (remainder of the year)	$1,656
2026	2,275
2027	2,352
2028	2,291
2029	1,548
Total future lease payments	10,122
Less imputed interest	(3,054)
Total operating lease liability balance	7,068
Less current portion of lease liability	(1,098)
Operating lease liability, non-current	$5,970
The weighted-average remaining lease term was 52 months and the weighted-average discount rate was 17.6%.
Cash paid for amounts included in the measurement of lease liabilities was less than $0.5 million.
In February 2025, the Company entered into an agreement to sublease the entirety of its leased space in South San Francisco through October 2029, the remainder of the lease term. The sublease included the ROU asset and certain property, plant and equipment (collectively, "Sublease Asset Group"). The sublease commenced in the first quarter of 2025. Sublease income during the period ended March 31, 2025 was less than $0.1 million.
The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. As a result of the sublease, the Company reviewed the Sublease Asset Group for impairment. As part of the impairment evaluation, the Company compared the undiscounted sublease income to the net book value of the Sublease Asset Group and determined that it had a net carrying value that exceeded its undiscounted future cash flows. Accordingly, the Company estimated the fair value of the Sublease Asset Group based on its discounted cash flows using an estimated borrowing rate of 11.8%. The carrying value of the Sublease Asset Group exceeded its estimated fair value and, as a result, the Company recorded a non-cash Sublease Asset Group impairment expense of $2.9 million for the period ended March 31, 2025. The impairment expense is recorded within general and administrative and research and development expenses in the statements of operations and comprehensive loss.
Legal Contingencies
On November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California. On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024 (Boukadoum v. Acelyrin, Inc. et al., No. 2:23-cv-09672-FMO-MAA), naming the Company and current and former executive officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act by misleading investors about the Phase 2b trial of izokibep in HS. The original complaint was filed following our announcement of the week 16 results from the Part B portion of such Phase 2b trial. The amended complaint seeks damages and an award of reasonable costs and expenses, including attorneys' fees, expert fees and other costs, as well as such other and further relief as the court may deem just and proper. On May 3, 2024, defendants filed their motion to dismiss the amended complaint, which remains pending.
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
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
8. Common Stock
On May 9, 2023, immediately prior to the IPO closing, each share of the Company’s Class A Common Stock then issued and outstanding was reclassified and became one share of the Company’s common stock. As of December 31, 2024, there were no shares of Class B Common Stock outstanding.
As of March 31, 2025 and December 31, 2024, the Company’s Common Stock reserved for future issuance was as follows:

	March 31,	December 31,
	2025	2024
Shares available for future grants under Equity Incentive Plan	11,636,801	6,368,075
Outstanding stock options	11,261,681	13,620,039
Performance based restricted stock units[1]	474,154	641,856
Outstanding restricted stock units	2,851,217	1,026,425
Options assumed upon ValenzaBio acquisition	55,311	55,311
ESPP Shares available for future grants	2,679,974	1,675,454
Total shares reserved for future issuance	28,959,138	23,387,160
1.The performance based restricted stock units balance is based on the target number of shares
Founders’ Common Stock
On the IPO closing date, each share of the founders’ Class A common stock issued and outstanding was reclassified and became one share of the Company’s common stock; no vesting or other terms were modified.
In July 2020, the Company issued 2,839,749 shares of its common stock to founders at a price of $0.00002 per share. The issuance price was the estimated fair value of the shares as the shares were issued at inception and no intellectual property was contributed by the founders. The founders had voting rights and rights to receive dividends regardless of the vesting of the shares. Issued shares vested monthly over 48 months, as founders continued providing services to the Company. The Company had the right to repurchase unvested shares at the price paid by the founders if services were terminated. Stock-based compensation expense was minimal for these shares. In December 2022, the Company repurchased 591,613 restricted common shares at the original purchase price that were unvested as of the date of repurchase in connection with one founder’s resignation. As of March 31, 2025 and December 31, 2024, 0 shares were unvested. During the three months ended March 31, 2025 and the year ended December 31, 2024, 0 and 207,060 founders’ shares vested.

9. Equity Incentive Plan
In April 2023, the Company’s board of directors adopted, and stockholders approved, the 2023 Equity Incentive Plan (the “2023 Plan”) that became effective on May 4, 2023. The Company reserved 12,000,000 new shares of common stock for issuance under the 2023 Plan. In addition, 6,920,846 shares issued and outstanding under the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”), have been added to the 2023 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2023 Plan also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2024 and ending on January 1, 2033, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of stock as determined by the Company’s board of directors. On March 19, 2025, 5,297,102 additional shares of common stock became available for issuance under the 2023 Plan pursuant to the provision. No more than 56,762,538 shares of stock may be issued upon the exercise of incentive stock options under the 2023 Plan. The Company may grant incentive stock options, nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), performance awards and other awards to the Company’s officers, employees, directors and consultants. Options under the 2023 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the common stock on the date of grant and usually vest over four years. The exercise price of an option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under our 2023 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. The 2023 Plan is the successor to and continuation of the 2020 Plan and no additional awards may be granted under the 2020 Plan. All outstanding awards granted under the 2020 Plan will remain subject to the terms of the 2020 Plan. The 2020 Plan provided for the grant of incentive stock options, nonstatutory stock options, RSUs and RSAs to the Company’s officers, employees, directors and consultants. As of March 31, 2025 and December 31, 2024, 11,636,801 and 6,368,075 shares of the Company’s common stock remained available for issuance under the 2023 Plan.
In April 2023, the Company’s board of directors and stockholders adopted the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 4, 2023. The ESPP authorized issuance of up to 900,000 shares of common stock. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase and offering consecutive periods. The aggregate number of shares reserved for sale under the 2023 ESPP will increase automatically on January 1 for a period of up to 10 calendar years, commencing on January 1, 2024, by the number of shares equal to the lesser of 1% of the Company's total outstanding shares of common stock on the immediately preceding December 31st, and 2,700,000 shares or a lesser number of shares as may be determined by the board of directors. On March 19, 2025, the Company registered 1,004,520 additional shares of its Common Stock under the ESPP pursuant to the provision. There were 2,679,974 and 1,675,454 ESPP shares available for future grants as of March 31, 2025 and December 31, 2024, respectively.
Stock Options
Stock options issued under the 2020 and 2023 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements.

A summary of option activity under the 2020 and 2023 Plans is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	13,620,039	$7.8329	7.8	$118
Options granted	70,500	2.4094
Options exercised	(7,604)	0.7683
Options expired	(1,019,039)	12.6575
Options forfeited	(1,402,215)	9.0133
Outstanding at March 31, 2025	11,261,681	$7.2202	7.7	$81
Exercisable at March 31, 2025	3,806,996	$8.8216	5.2	$68
Vested and expected to vest at March 31, 2025	11,261,681	$7.2202	7.7	$81
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at March 31, 2025 and December 31, 2024. The fair value of shares vested during the three months ended March 31, 2025 was $5.5 million. The weighted-average grant date fair value of options granted in three months ended March 31, 2025 was $1.7844.
ValenzaBio 2020 Stock Option Plan
On January 4, 2023, in connection with the ValenaBio Acquisition, the Company assumed the ValenzaBio 2020 Stock Option Plan and options to issue 1,249,811 shares of the Company’s Class A Common Stock to ValenzaBio option holders, who entered into consulting agreements with the Company. The weighted-average exercise price of assumed options was $3.6736 per share.
Under the terms of the ValenzaBio Merger Agreement, the assumed options vested in full on March 31, 2023. A total of zero options assumed under the ValenzaBio 2020 Stock Option Plan were exercised for the three months ended March 31, 2025.
Restricted Stock Units
A summary of unvested RSU activity is presented in the following table:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	1,026,425	$11.90
Granted	2,488,750	1.99
Vested	(447,541)	5.17
Forfeited	(216,417)	5.88
Unvested at March 31, 2025	2,851,217	$4.77
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

A summary of PSU activity based on the target number of shares is presented in the following table:

	Number of PSUs	Weighted-Average Grant Date Fair Value*
Outstanding at December 31, 2024	641,856	$27.43
Granted	—	—
Vested	—	—
Forfeited	(167,702)	27.43
Outstanding at March 31, 2025	474,154	$27.43
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
2023 Employee Stock Purchase Plan
The most recent purchase period commenced on December 15, 2024 and will end on June 14, 2025. The Company recorded $0.2 million in accrued liabilities as of March 31, 2025.
Stock-Based Compensation Expense
The Company used Black-Scholes option pricing model to estimate fair value of each option at the grant date based on the following assumptions for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024

Expected volatility	85.06% - 85.55%	87.37% - 87.37%
Expected dividend yield	0%	0%
Expected term (in years)	5.98 - 6.04	6.08 – 6.08
Risk-free interest rate	4.40% - 4.42%	3.95% - 3.95%
The following table presents the classification of stock-based compensation expense related to awards granted to employees (in thousands):

	Three Months ended March 31,
	2025	2024
Research and development expenses	$1,758	$4,591
General and administrative expenses	2,414	15,572
Total stock-based compensation expense	$4,172	$20,163

The stock-based compensation expense relates to the following equity-based awards:

	Three Months ended March 31,
	2025	2024
Restricted stock units	$1,245	$4,415
Performance-based restricted stock units	(1,451)	9,900
Stock options	4,316	5,751
ESPP	62	97
Total stock-based compensation expense	$4,172	$20,163
As of March 31, 2025 there was $31.7 million of unrecognized stock-based compensation expense related to granted stock options, which is expected to be recognized over a weighted-average period of 2.5 years. As of March 31, 2025, there was $11.5 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of 2.3 years. The Company reversed $1.5 million in net compensation expense during the three months ended March 31, 2025 related to PSUs. This expense is related to both the market and performance conditions associated with the PSUs. As of March 31, 2025, the Company evaluated the clinical development milestone performance conditions and determined certain conditions to be probable of achievement. As of March 31, 2025, total compensation cost not yet recognized related to unvested PSUs was $4.3 million, which is expected to be recognized over a weighted-average period of 1.3 years. Total compensation cost not recognized related to unvested PSUs can increase up to $5.5 million depending on the future achievement of PSUs performance conditions.
10. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(55,264)	$(34,973)
Denominator:
Weighted average common shares outstanding	100,680,308	98,090,167
Less: Weighted-average common shares subject to repurchase	—	(176,507)
Weighted-average common shares outstanding, basic and diluted	100,680,308	97,913,660
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.36)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2025	2024
Outstanding options to purchase common stock	11,261,681	12,915,515
Unvested RSUs outstanding	2,851,217	3,369,141
Unvested PSUs expected to vest	106,685	653,929
Outstanding options to purchase common stock assumed upon the ValenzaBio acquisition	55,311	146,885
Common stock subject to repurchase	—	118,320
ESPP	218,866	96,544
Total	14,493,760	17,300,334

The PSUs included above represent the expected payout at the reporting date under the current performance vesting conditions assessment see Note 9 for further detail.
11. Other Income
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
Asset Sale
In January 2024, the Company entered into an asset purchase agreement (“Purchase Agreement”) with Tenet Medicines, Inc. (“Tenet”). The Company recorded $7.0 million cash received as other income, net in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024.
In consideration for the licenses and other rights Tenet received under the Purchase Agreement, the Company is entitled to receive development, regulatory and commercial milestone payments of up to $157.5 million, royalty on worldwide net sales and payments on sublicense income.
12. Restructuring
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
In connection with the workforce reduction, the Company incurred restructuring charges totaling $4.2 million in cash-based expenses related to one-time employee severance payments and benefits, which it recognized for the year ended December 31, 2024. Remaining employee severance payments and benefits of less than $0.1 million and $0.8 million were included in restructuring liabilities in the consolidated balance sheet for the period ended March 31, 2025 and December 31, 2024, respectively. The remaining severance benefits will be paid in the second quarter of 2025.
In the third quarter of 2024, the Company entered into an agreement to cancel certain services with a vendor under a manufacturing agreement related to the suspension of new internal development of izokibep in HS, PsA and AxSpA. All post-cancellation obligations were settled in the fourth quarter of 2024. The Company incurred net restructuring charges of $7.2 million consisting of $42.9 million of expense in connection with such cancellation of services netted against a $35.7 million credit voucher received as part of the agreement to cancel services upon payment of the amounts due to the manufacturer, and recognized those costs in the year ended December 31, 2024. The balance of the credit voucher was $12.2 million as of March 31, 2025 and $24.3 million as of December 31, 2024.
The following table summarizes the change in the Company’s restructuring liabilities for the period ended March 31, 2025 (in thousands):

	Severance and other employee-related benefits	Service cancellation costs	Total
Balance at December 31, 2024	829	—	829
Restructuring charges	—	—	—
Cash payments	(757)	—	(757)
Revaluation	—	—	—
Balance at March 31, 2025	72	—	72
13. Subsequent Events

On February 6, 2025, the Company, Alumis Inc., a Delaware corporation (“Alumis”), and Arrow Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Alumis (“Merger Sub”), entered into an Agreement and Plan of Merger, subsequently amended on April 20, 2025, (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as a wholly owned subsidiary of Alumis and the surviving corporation of the merger (the “Merger”).
On May 13, 2025, the Company held a virtual Special Meeting of its stockholders to, among other matters, vote on the proposal to adopt the Merger Agreement. Following a vote by the holders of a majority of the shares of common stock issued and outstanding as of the close of business on April 1, 2025, the record date for the Special Meeting, the proposal to adopt the Merger Agreement was approved. The Company currently expects to close the Merger in the second quarter of 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and related notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2025. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section titled “Special Note Regarding Forward-Looking Statements.”
Overview
ACELYRIN is a late-stage clinical biopharma company focused on identifying, acquiring, and accelerating the development and commercialization of transformative medicines.
On February 6, 2025, we, Alumis Inc., a Delaware corporation (“Alumis”), and Arrow Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Alumis (“Merger Sub”), entered into an Agreement and Plan of Merger, subsequently amended on April 20, 2025, (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as a wholly owned subsidiary of Alumis and the surviving corporation of the merger (the “Merger”).
On May 13, 2025, we held a virtual Special Meeting of our stockholders to, among other matters, vote on the proposal to adopt the Merger Agreement. Following a vote by the holders of a majority of the shares of common stock issued and outstanding as of the close of business on April 1, 2025, the record date for the Special Meeting, the proposal to adopt the Merger Agreement was approved. We currently expect to close the Merger in the second quarter of 2025.
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
In August 2024, we committed to implementing a restructuring plan (the “Restructuring Plan”) to suspend new internal investment in the development of izokibep in hidradenitis suppurativa (“HS”), psoriatic arthritis (“PsA”) and axial spondyloarthritis (“AxSpA”) and to focus our efforts primarily on our lonigutamab clinical program in TED. Although the clinical trial results from our Phase 3 clinical trial of izokibep in HS reported on August 13, 2024 were positive, we made a strategic, capital-allocation decision at that time to prioritize the development of lonigutamab. We committed to completing the then-ongoing Phase 3 clinical trial of izokibep in HS through week 32 and the Phase 2b/3 trial in PsA through its respective long-term follow up period, but we otherwise suspended further internal development of izokibep in HS, PsA and AxSpA. We continued our Phase 2b/3 clinical trial of izokibep in uveitis through its week 24 primary endpoint data readout, and on December 10, 2024 we announced that the Phase 2b/3 trial of izokibep in non-infectious, non-anterior uveitis did not meet the primary endpoint of a statistically significant improvement in time to treatment failure versus placebo as measured by treatment failure rates at 24 weeks, and further did not meet any secondary endpoints. Based on these data, and the guidance regarding other indications previously announced on August 13, 2024, we have stopped all development of izokibep and provided notice of termination to Affibody AB (“Affibody”) of our license agreement with Affibody for izokibep, as discussed further below. We expect to substantially complete the wind-down of activities related to the izokibep program by the end of the second quarter of 2025. Our SLRN-517 program was suspended on August 10, 2024 and we subsequently terminated our license agreement with Novelty Nobility effective January 16, 2025. For more information on the Restructuring Plan, see Note 12 for further detail.
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
We have incurred significant losses and negative cash flows from operations since our inception. Our net loss for the three months ended March 31, 2025 and 2024 was $55.3 million and $35.0 million, respectively. The net loss of $55.3 million in the three months ended March 31, 2025 included $4.2 million in stock-based compensation expense and $2.9 million for the impairment of long lived assets. The net loss of $35.0 million in the three months ended March 31, 2024 included $37.0 million of other income. As of March 31, 2025, we had an accumulated deficit of $792.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition or in-licensing of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements.
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
As of March 31, 2025, we had $411.1 million in cash, cash equivalents, restricted cash and short-term marketable securities. On May 9, 2023, we closed our initial public offering (“IPO”) in which we sold an aggregate of 34,500,000 shares of common stock at a price to the public of $18.00 per share, which included 4,500,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $573.6 million, after deducting underwriting discounts and commissions and other offering costs. Based on our current operating plan, we estimate that our existing cash and cash equivalents and short-term marketable securities will be sufficient to fund our operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.
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

In connection with the workforce reduction, we incurred restructuring charges totaling $4.2 million in cash-based expenses related to one-time employee severance payments and benefits, which we recognized for the year ended December 31, 2024. Remaining employee severance payments and benefits of less than $0.1 million and $0.8 million were included in restructuring liabilities in the consolidated balance sheet for the period ended March 31, 2025 and December 31, 2024, respectively. The remaining severance benefits will be paid in the second quarter of 2025.
In the third quarter of 2024, we entered into an agreement to cancel certain services with a vendor under a manufacturing agreement related to the suspension of new internal development of izokibep in HS, PsA and AxSpA. All post-cancellation obligations were settled in the fourth quarter of 2024. We incurred net restructuring charges of $7.2 million consisting of $42.9 million of expense in connection with such cancellation of services netted against a $35.7 million credit voucher received as part of the agreement to cancel services upon payment of the amounts due to the manufacturer, and recognized those costs in the year ended December 31, 2024. The balance of the credit voucher was $12.2 million as of March 31, 2025 and $24.3 million as of December 31, 2024.
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
On January 31, 2025, we delivered a Notice of Termination (the “Notice”) to Affibody terminating the Affibody Agreement, which became effective 90 days following delivery of the Notice in accordance with the terms of the Affibody Agreement. Following termination of the Affibody Agreement, we will no longer have any material financial or other obligations under the Affibody Agreement.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and amortization of premiums and accretion of discounts on short-term marketable securities and net foreign currency transaction loss.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$42,138	$58,032	$(15,894)	(27)%
General and administrative	17,717	24,742	(7,025)	(28%)
Total operating expenses	59,855	82,774	(22,919)	(28)%
Loss from operations	(59,855)	(82,774)	22,919	(28)%
Interest income	4,658	9,150	(4,492)	(49%)
Other income (expense) net	(67)	38,651	(38,718)	*
Total other income	4,591	47,801	(43,210)	(90)%
Net loss	$(55,264)	$(34,973)	$(20,291)	58%
*not meaningful

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
External costs:
CRO, CMO and Affibody transition services	$28,324	$41,384	$(13,060)	(32%)
Professional consulting services	2,418	2,732	(314)	(11)%
Other research and development costs, including laboratory materials and supplies	45	105	(60)	(57)%
Internal costs:
Personnel-related costs	8,217	13,277	(5,060)	(38%)
Facilities and overhead costs	3,134	534	2,600	487%
Total research and development expense	$42,138	$58,032	$(15,894)	(27)%

Research and development expenses decreased by $15.9 million, from $58.0 million for the three months ended March 31, 2024 to $42.1 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease in costs for CMO and CRO expenses and personnel-related costs.
External CRO, CMO and Affibody transition services expenses decreased by $13.1 million, from $41.4 million for the three months ended March 31, 2024 to $28.3 million for the three months ended March 31, 2025 as result of reduced research and development activity under the Restructuring Plan.
Our CRO and CMO expenses by program for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Izokibep	$8,124	$39,229
Lonigutamab (XLRN-421)	20,229	2,052
SLRN-517	(4)	35
Other	(25)	68
Total CRO, CMC, transition services	$28,324	$41,384
Expenses related to professional consulting services decreased by $0.3 million, from $2.7 million to $2.4 million for the three months ended March 31, 2025 compared to March 31, 2024, as we reduced our research and development activities.
Personnel-related costs decreased by $5.1 million from $13.3 million for the three months ended March 31, 2024 to $8.2 million for the three months ended March 31, 2025. Employees’ salaries and benefits decreased by $2.6 million to $6.1 million for the three months ended March 31, 2025 from $8.7 million for the three months ended March 31, 2024 due to a decrease in headcount from 43 at March 31, 2024 to 28 at March 31, 2025 as a result of the Restructuring. Stock-based compensation expense decreased by $2.8 million, from $4.6 million for the three months ended March 31, 2024 to $1.8 million for the three months ended March 31, 2025, also as result of a decrease in headcount and a decrease in our common stock fair value.
General and Administrative Expenses
General and administrative expenses decreased by $7.0 million from $24.7 million for the three months ended March 31, 2024 to $17.7 million for the three months ended March 31, 2025.

Expenses related to professional consulting services increased by $4.9 million, from $3.6 million to $8.5 million for the three months ended March 31, 2025 compared to March 31, 2024. The increase was driven by legal, banker, consulting and other professional fees related to the Merger.
Employees’ salaries and benefits decreased by $13.3 million for the three months ended March 31, 2025 compared to March 31, 2024. The decrease was mainly driven by a decrease in stock-based compensation expense of $13.2 million from $15.6 million for the three months ended March 31, 2024 to $2.4 million for the three months ended March 31, 2025, due to higher forfeitures upon the departure of senior employees, a smaller executive leadership team and a decrease in our common stock fair value.
Total Other Income
Total other income decreased by $43.2 million, from $47.8 million in net income for the three months ended March 31, 2024 to $4.6 million in net income for the three months ended March 31, 2025. The decrease was primarily related to non-recurring other income (expense), net and interest income earned on our available-for-sale marketable securities.
We recognized $38.7 million of other income (expense), net related to non-recurring income from arrangements with vendors of $30.0 million, a sale of an asset of $7.0 million and transactions in foreign currencies for the three months ended March 31, 2024, with no similar transactions in the three months ended March 31, 2025.
We recognized $4.7 million and $9.2 million interest income earned on our available-for-sale marketable securities for the three months ended March 31, 2025 and March 31, 2024, respectively.

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
As of March 31, 2025, we had $411.1 million in cash, cash equivalents, restricted cash and short-term marketable securities. Based on our current operating plan, we estimate that our existing cash and cash equivalents and short-term marketable securities will be sufficient to fund our current operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or maintain profitability and, unless and until we are able to commercialize our product candidates, if ever, we will continue to be dependent upon equity financing, debt financing, and other forms of capital raises. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
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
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates, including any requirement to (and/or as a result of negative or inconclusive clinical trial results for any of our product candidates) conduct more studies or generate additional data beyond that which we currently expect would be required to support a Biologic License Application (“BLA”);
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

If we fail to close the Merger, then until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the Restructuring Plan and our decision to focus our resources primarily on lonigutamab in TED, by the pendency of the Merger and/or by future clinical trial outcomes and general economic and market conditions. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
Cash Flows
The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(38,955)	$(57,299)
Net cash provided by investing activities	23,331	100,896
Net cash provided by (used in) financing activities	5	2,807
Net increase in cash, cash equivalents and restricted cash	$(15,619)	$46,404
Operating Activities
Net cash used in operating activities was $39.0 million and $57.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
Cash used in operating activities in the three months ended March 31, 2025 was primarily due to our net loss for the period of $55.3 million. Adjustments to net loss for non-cash items include $4.2 million related to stock-based compensation expense, $2.9 million for the impairment of long lived assets, $0.3 million in non-cash lease expense and $0.1 million in depreciation and amortization expense, partially offset by $1.6 million related to an amortization of premiums and discounts on short-term marketable securities. The changes in operating assets and liabilities of $10.4 million include a decrease of $14.2 million in prepaid expenses and other assets, current and an increase of $5.0 million in accounts payable, partially offset by a decrease of $6.3 million in accrued research and development expenses, a decrease of $1.0 million in accrued compensation and other current liabilities, a decrease of $1.0 million in severance liability and a decrease of $0.4 million in lease liability. Cash used in operating activities in the three months ended March 31, 2025 includes payments of $2.2 million for Merger related legal, banker, consulting and other professional fees.
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

Investing Activities
Cash provided by investing activities for the three months ended March 31, 2025 of $23.3 million related to $162.5 million of maturities and sales of short-term marketable securities partially offset by purchases of $139.2 million of short-term marketable securities.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2025 was less than $0.1 million, from the proceeds from the exercise of common stock options.
Recently Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Critical Accounting Policies and Significant Judgments and Estimates
A summary of critical accounting policies, significant judgments and estimates are disclosed in Note 2 of the notes to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on her evaluation, the Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On April 22, 2025, Richard Lawrence, a purported stockholder of the Company, filed a complaint in the Supreme Court of the State of New York against us and the individual members of the Board, captioned Lawrence v. Acelyrin, Inc., et al. (the “Lawrence Complaint”). The Lawrence Complaint alleges, among other things, claims of negligent misrepresentation and concealment and negligence against us and the members of the Board under New York common law in connection with alleged failures to disclose certain supposedly material information regarding the Merger in the Definitive Proxy Statement on Schedule 14A filed by us on April 4, 2025 in connection with the Merger (the “Proxy Statement”). The Lawrence Complaint seeks, among other things, an order enjoining the defendants from consummating the Merger; revisions to the Proxy Statement; rescission of the Merger if it has already been consummated or actual and punitive damages; and an award of plaintiff’s costs, including reasonable allowance for attorneys’ and experts’ fees and expenses.
On April 23, 2025, Michael Kent, a purported stockholder of the Company, filed a complaint in the Supreme Court of the State of New York against us and the individual members of the Board, captioned Kent v. Acelyrin, Inc., et al. (the “Kent Complaint”). The Kent Complaint alleges, among other things, claims of negligent misrepresentation and concealment and negligence against us and the members of the Board under New York common law in connection with alleged failures to disclose certain supposedly material information regarding the Merger in the Proxy Statement. The Kent Complaint seeks, among other things, an order enjoining the defendants from consummating the Merger; revisions to the Proxy Statement; rescission of the Merger if it has already been consummated or actual and punitive damages; and an award of plaintiff’s costs, including reasonable allowance for attorneys’ and experts’ fees and expenses.
We have also received certain demand letters from purported stockholders of the Company making similar assertions as the foregoing complaints (the “Letters”). Additional lawsuits may be filed against us, the Board, and Alumis in connection with the Merger Agreement and the Proxy Statement.
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
On February 6, 2025, we entered into the Merger Agreement with Alumis and Merger Sub, subsequently amended on April 20, 2025. The consummation of the Merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (i) authorization for listing on The Nasdaq Stock Market of the shares of voting common stock of Alumis, par value $0.0001 per share, to be issued to our stockholders pursuant to the Merger Agreement, and (ii) the absence of any law, judgment, order, injunction, ruling, writ award or decree by any governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting the consummation of the Merger. It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give Alumis the ability to not complete the Merger. We cannot predict with certainty whether and when the required closing conditions that have not yet been satisfied will be satisfied or if another uncertainty may arise.
If an event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our financial performance and operating results, and the price per share for our common stock and perceived acquisition value.
Further, we and our directors and Alumis and its directors could become subject to lawsuits that may be filed relating to the Merger. Two putative shareholder lawsuits have been filed by our shareholders challenging the disclosures made in connection with the Merger. The lawsuits seek to enjoin the Merger, to recover damages if the Merger is consummated, attorneys’ fees, and other relief. Additional lawsuits arising out of the Merger may be filed in the future.

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
We have and will continue to incur significant development and other expenses related to our clinical development and ongoing operations. Our net loss for the three months ended March 31, 2025, and 2024 was $55.3 million and $35.0 million, respectively. As of March 31, 2025, we had an accumulated deficit of $792.2 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates.
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
Our current operations are predominantly located in California. Any unplanned event, such as flood, wildfire, explosion, earthquake, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Any similar impacts of natural or manmade disasters on our third-

party CMOs, CROs or other vendors located globally, could cause delays in our clinical trials and may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If a natural disaster, power outage or other event occurred that prevented us from using our clinical sites, impacted clinical supply or the conduct of our clinical trials, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we and our CMOs and CROs or other vendors have in place may prove inadequate in the event of a serious disaster or similar event. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our development programs may be harmed. Any business interruption could adversely affect our business, financial condition, results of operations and prospects.
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
Our licensors may retain certain rights under the relevant agreements with us, including the right to use the underlying product candidates for academic and research use, to publish general scientific findings from research related to the product candidates, to make customary scientific and scholarly disclosures of information relating to the product candidates, or to develop or commercialize the licensed product candidates in certain regions. For example, we depend on our license and collaboration agreement with Pierre Fabre for the development of lonigutamab, which grants us certain exclusive licenses to certain patents, know-how and other intellectual property to develop, manufacture, use and commercialize lonigutamab for non-oncology therapeutic indications. The license includes certain retained rights by Pierre Fabre, for example rights in oncology therapeutic indications, as well as their rights in the option territory described elsewhere under Note 6 to our consolidated financial statements entitled “Significant Agreements” in this Form 10-Q.
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
We expect that additional state and federal healthcare reform measures may be adopted in the future. Such reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product.
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
Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding new initiatives under the new Administration and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face under the new Administration as we proceed with research and development and potential future commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times, and delays in obtaining regulatory approvals for our product candidates. Moreover, the new Administration has recently proposed action to freeze or reduce the budget of the National Institutes of Health as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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
•news regarding the Merger Agreement; and

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
Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, fluctuating interest rates, potential tariffs, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (for example, related to the ongoing military and other conflicts between Russia and Ukraine or in the Middle East). The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
On May 8, 2025, the Company’s board of directors agreed, contingent upon the closing of the Merger, to modify the terms of the Company’s existing Severance Plan (the “Current Severance Plan”) which provides for specified severance benefits to eligible employees of the Company, including its named executive officers, upon certain types of qualifying termination events, to enhance certain severance amounts and extend the post-termination exercise period of certain Company options to purchase shares of the Company’s common stock (“Options”).
Under the amended and restated Severance Plan (the “Amended Severance Plan”), upon the closing of the Merger, in the event of a Covered Employee’s Involuntary Termination (as such terms are defined in the Amended Severance Plan) that occurs following the consummation of the Merger but on or before the first anniversary of the Closing, but after giving effect to the equity vesting benefits set forth in Section 4.1.3 of the Amended Severance Plan, each of such Covered Employee’s then outstanding vested Options shall be amended to provide that the vested portion of such Covered Employee’s Options shall remain exercisable until the earlier of (i) the designated Extension Date, as determined in the Amended Plan and as applicable to such Covered Employee, or (ii) the expiration of the Options’ term, subject to earlier termination pursuant to Section 3(c) of the 2020 Plan.
The preceding summary of the terms of the Amended Severance Plan is qualified in its entirety by reference to, and should be read in conjunction with, the complete copy of the Amended Severance Plan, which will be filed in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2025.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among the Registrant, Alumis Inc. and Arrow Merger Sub, Inc. dated as of February 6, 2025.	8-K	001-41696	2.1	February 6, 2025
2.2	Amendment to the Agreement and Plan of Merger, dated as of April 20, 2025	8-K	001-41696	3.1	April 21, 2025
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41696	3.1	May 9, 2023
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ACLEYRIN, INC.	8-K	001-41696	3.2	March 13, 2025
3.3	Amended and Restated Bylaws of the Company.	8-K	001-41696	3.3	May 9, 2023
31.1*	Certification of Principal Executive, Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins*	Instance Document
101.sch*	Inline XBRL Taxonomy Extension Schema Document
101.cal*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.def*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.lab*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.pre*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

ACELYRIN, INC.

Dated: May 14, 2025	By:	/s/ Mina Kim
	Name:	Mina Kim
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)